Form 10-Q
period 2013-09-30
HealthTalk Live, Inc.
filed 2013-11-21
CIK 1580262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to ______________

HealthTalk Live, Inc.
(Exact name of registrant as specified in its charter)

Nevada	333- 189735	45-1994478
(State or other jurisdiction of incorporation or organization)	(SEC File Number)	IRS I.D.

1955 Baring Boulevard Sparks, NV	89434
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number: (626) 393-1881

_______________________________________________________________________
(Former name, former address and former three months, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 17, 2013, there were 31,977,585 shares issued and outstanding of the registrant’s common stock.

Item 1.  Financial Statements

HEALTHTALK LIVE, INC.
(A Developmental Stage Enterprise)
CONDENSED BALANCE SHEETS

	Unaudited	March 31,
	September 30,	2013
	2013	(as restated)
ASSETS
Current assets -
Cash	$7,941	$50,783

Non-current assets:

Net property and equipment	90,698	86,292

Total assets	$98,639	$137,075

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$-	$10,082

Long-term liability -
Due to officers	55,000	55,000

Stockholders' equity:
Common stock	227,758	201,900
Deficit accumulated during development stage	(184,119)	(129,907)

Total stockholders' equity	43,639	71,993

Total liabilities and stockholders' equity	$98,639	$137,075

HEALTHTALK LIVE, INC.
(A Developmental Stage Enterprise)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Six months ended	Six months ended	Three months ended	Three months ended	From inception on April 1, 2011 to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012	2013
					(as restated)
Revenues	$2,639	$2,862	$1,151	$1,591	$13,562

Operating expenses:
Legal and professional	43,788	5,000	5,180	0	148,602
Website hosting and maintenance	2,429	1,835	2,429	998	8,635
Advertising and promotion	4,405	0	500	0	4,405
Depreciation and amortization	3,000	6,000	0	0	21,009
Office and other expenses	2,208	2,015	1,108	185	5,930
Bank and credit card charges	720	795	340	457	3,415
Telephone	0	725	0	363	1,934
Computer	301	1,261	68	802	3,751
Total operating expenses	56,851	17,631	9,625	2,805	197,681

Net loss	$(54,212)	$(14,769)	$(8,474)	$(1,214)	$(184,119)

Loss per Share:
Basic and diluted loss per share	$-	$-	$-	$-	$-

Basic and diluted weighted average shares outstanding	31,848,293	30,714,000	31,977,585	30,836,500	31,848,293

HEALTHTALK LIVE, INC.
(A Developmental Stage Enterprise)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended	Six months ended	From inception on April 1, 2011 to
	September 30,	September 30,	September 30,
	2013	2012	2013

Cash flows used in operating activities:
Net loss	$(54,212)	$(14,769)	$(184,119)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,000	6,000	21,009
Issuance of common stock for professional services	25,858	6,000	71,858
Increase (decrease) in liabilities:
Accounts payable	(10,082)	(25,227)	-

Net cash (used in) operating activities	(35,436)	(27,996)	(91,252)

Cash flows (used in) investing activities -
Purchases of property and equipment	(7,406)	-	(111,707)

Cash flows provided by financing activities:
Net change in due to officers	-	(9,493)	55,000
Issuance of common stock	-	38,000	155,900

Net cash provided by financing activities	-	28,507	210,900

Increase (decrease) in cash	(42,842)	511	7,941

Cash-beginning of period	50,783	838	-

Cash-end of period	$7,941	$1,349	$7,941

Supplemental cash flow information:
Cash paid for:
Income taxes	$-	$-	$-
Interest	-	-	-

HEALTHTALK LIVE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist the reader in understanding and evaluating the financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The interim unaudited condensed financial statements as of June 30, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these condensed financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended March 31, 2013 filed with the SEC on from S-1 on October 17, 2013.

Formation and Business Activity

HealthTalk Live, Inc. (the Company) was formed on April 1st, 2011 in the state of Nevada and operations commenced immediately.

The Company has adopted March 31st as its fiscal year end.

HealthTalk Live, Inc. was created to spread the importance of natural health and wellness throughout North America and the world. Since inception, the website HealthTalkLive.com has received visitors from North America, Canada, South America, Europe, Asia and Australia. With its soon-to-be-launched real-time interactive website, HealthTalkLive.com anticipates becoming one of the primary information websites available in the world. In partnership with naturopathic practitioners, dieticians and medical doctors, HealthTalkLive.com strives to provide healthy options for all, whether taking prescription drugs or preferring a total, natural health approach to well-being. Information is disseminated through the live chat forum, reference center, news, E-newsletters and email. This provides for a common sense approach to health and wellness, diet, exercise, cleanses and complete regimens, all created individually based upon each person’s unique requirements.

HEALTHTALK LIVE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Formation and Business Activity (Continued)

The Company includes integrative medicine in their overall approach, which is designed to treat the person and not just the disease. This approach depends on a partnership between the patient and the doctor, where the goal is to treat the mind, body and spirit all at the same time. What makes integrative medicine appealing is that many people have an overall dissatisfaction with the current health care system that often has doctors feeling rushed and overwhelmed and leaves patients feeling is if they are nothing more than diseases and/or statistics. Integrative medicine seems to promise more time, attention and a broader approach to healing, one that in not entirely based on the western biomedical model. Therefore, this approach combines conventional western medicine and alternative or complementary treatments.

The Company operates in one segment in accordance with accounting guidance Financial Accounting Standards Board (“FASB”) ASC Topic 280, Segment Reporting. Our Chief Executive Officer has been identified as the chief operating decision maker as defined by FASB ASC Topic 280.

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception are considered as part of the Company's development stage activities.

Long-lived Assets

The Company’s long-lived assets and other assets (consisting of property and equipment are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, “ Property, Plant, and Equipment”, and FASB ASC Topic 205 “ Presentation of Financial Statements ”. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through March 31, 2013 and June 30, 2013, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

HEALTHTALK LIVE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2013 the fair value of cash and accounts payable, approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

Recent Accounting Pronouncements

The Company has evaluated new accounting pronouncements that have been issued and are not yet effective for the Company and determined that there are no such pronouncements expected to have an impact on the Company’s future financial statements.

HEALTHTALK LIVE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

2.  GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had a deficit accumulated during the development stage of approximately $184,000 at September 30, 2013, had net losses of approximately $54,000 for the six months ended September 30, 2013 and net cash used in operating activities of approximately $35,000 for the six months ended September 30, 2013, with little revenue earned since inception, and a lack of operational history. These matters, among others, raise substantial doubt about the ability to continue as a going concern.

While the Company is attempting to commence operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.  PROPERTY AND EQUIPMENT

A summary is as follows:

	(Unaudited) September 30, 2013	Year ended March 31, 2013

Website development	$88,965	$81,559
Studio and office equipment	20,909	20,909

	109,874	102,468
Less: accumulated depreciation and amortization	(19,176)	(16,176)

Ending Balance	$90,698	$86,292

4.  RELATED PARTY TRANSACTIONS

Loan from officers-stockholders

During the year ended March 31, 2012, John and Vicki Yawn loaned the Company a total of $80,241 and were repaid $42,270, leaving a net balance of $37,971. $18,813 of this balance was repaid during the six months ended September 30, 2013.

During the year ended March 31, 2013, John and Vicki Yawn loaned the Company a total of $92,623 and were repaid $75,594, resulting in a net balance due them of $55,000.

The loan was for the purpose of the Company’s operations and is unsecured without interest. It is expected that when the Company can generate sufficient cash flows from operations, the loan will be requested to be paid.

HEALTHTALK LIVE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

5.  STOCKHOLDERS’ EQUITY

The Company was formed on April 1st, 2011 in the state of Nevada and operations commenced immediately. The Company is authorized to issue 100,000,000 shares of common stock with a par value of $.001. The Company is also authorized to issue 10,000,000 shares of preferred stock with a par value of $.001. No shares of preferred stock have been issued to date.

On June 26, 2013 the Company issued 100,000 shares of common stock to Richard Oravec in exchange for professional services valued at $10,000.

On June 26, 2013 the Company issued 79,292 shares of common stock to Michael T. Williams in exchange for professional services valued at $7,929.

On June 26, 2013 the Company issued 79,293 shares of common stock to Todd Feinstein in exchange for professional services valued at $7,929.

6.  CONTINGENCIES

Legal

The Company is not involved in any legal matters arising in the normal course of business. While incapable of estimation, in the opinion of the management, the individual regulatory and legal matters in which it might involve in the future are not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

7.  EARNINGS PER SHARE

FASB ASC Topic 260, Earnings Per Share, requires a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share (EPS) computations.

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

The Company had no potential additional dilutive securities outstanding for the three and six month periods ended September 30, 2013 and 2012.

HEALTHTALK LIVE, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

8.  RESTATEMENT OF FINANCIAL STATEMENTS

As previously reported, the Company’s management conducted an analysis of start-up costs. After review, they determined that they incorrectly capitalized start-up costs for the year ended March 31, 2013 which the Company previously reported in their S-1 filed with the SEC:

	As originally reported March 31, 2013	Adjustment	As restated, March 31, 2013

Organizational costs, net	$73,675	$(73,675)	$-
Total assets	$210,750	$(73,675)	$137,075

Depreciation and amortization	$21,502	$(9,502)	$12,000
Total operating expenses	$55,764	$(9,502)	$(46,262)

Net loss	$(48,736)	$(9,502)	$(39,234)

Item 2. Management’s Discussion and Analysis or Plan of Operation.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this Form S-1.

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking. Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national, and local general economic and market conditions; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; change in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; the risk of foreign currency exchange rate; and other risks that might be detailed from time to time in our filing with the Securities and Exchange Commission.

Although the forward-looking statements in this Registration Statement reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Overview

Our business provides natural health and wellness information services through our real-time interactive website, HealthTalkLive.com. Users of our site have access to information on traditional and natural methods of health care and how to employ those methods, either alone or as a compliment modern medical treatment.

Information is disseminated through the live chat forum, reference center, news E-newsletters and email.

The type of information dissemeninated is highly customizable to the users inputs. The information distributed comes from Health Guides and personal Health Calculators that are widely available in Health and Medical Journals. In some cases, the “forum” or open “blog” will answer individual questions. These questions are answered by various users of the site and are not validated or endorsed by the company. All statements are the opinion of Company and are not intended to diagnose, treat, cure or prevent any disease.

The Company’s advice for wellness includes integrative medicine, which is designated to treat the person and not just the disease. This approach depends on a partnership between the patient and the doctor, where the goal is to treat the mind, body, and spirit all at the same time. The Company believes that through integration, more time and attention can be spent on a broader approach to healing, on that is not entirely based on Western Medical thought.

The business plan calls for revenues to be generated through individual monthly subscriptions and advertising on the web-portal. As of the current date, the company has not entered into any definitive agreements with any outside vendors for additional services regarding advertising or revenue sharing agreements.

Currently, we have paid no consideration to publicly acknowledge on our website or through any other means how many subscribers we have and their status e.g Platinum, Silver and Trial members and what number of each type of member and their status may be. We also do not disclose the number or percentage of annual or semi-annual membership fees. However, in the future, we may find it more feasible to break up numbers and percentages of subscribers and payment terms of subscribers

As of the date of this quarterly filing, we have generated minimal revenues. However, we have taken the steps to implement our prior filings with the SEC.

Results of Operations

For the three months ended September 30, 2013 vs. September 30, 2012

Revenue

For the three months ended September 30, 2012, the company had net total revenues of $1,591 which came from the sale of subscription agreements to its website.

For the three months ended September 30, 2013, the company had net total revenues of $1,151 a decrease of 27% which came from the decrease in sales of subscription agreements to its website. The decrease was due to fewer resources spent on advertising.

Expense

Our expenses consist of selling, general and administrative expenses as follows:

For the three months ended September 30, 2012, there were a total of $2,805 in operating expenses, which includes legal and professional fees of $0, Website hosting and maintenance of $998, computers $802, Bank fees $457, Telephony $363 and depreciation and amortization of $0.

For the three months ended September 30, 2013 there were a total of $9,625 in operating expenses, which includes Website hosting and maintenance of $2,429 computers $68, Bank fees $340, Telephony $0, Legal and Professional $5,180 and depreciation and amortization of $0.

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities as well as incur public listing expenses.

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in the USA for the three months ended September 30, 2013 due to the net operation loss in the USA.

Net Loss

We incurred net losses of $1,214 for the three months ended September 30, 2012 and net losses of $8,474 for the three months ended September 30, 2013. The decrease in net loss was due to a decrease in expenditures for selling, general and administrative, professional and legal expenses.

For the six months ended September 30, 2013 vs. September 30, 2012

Revenue

For the six months ended September 30, 2013, the company had net total revenues of $2,639 as compared to September 30, 2012 period of $2,862. The 7% decrease in revenues came from the decrease of sales of subscription agreements to its website.

Expense

Our expenses consist of Legal & Professional, Advertising & Promotion, Website Hosting and Maintenance, selling, general and administrative expenses as follows:

For the six months ended September 30, 2013, there were a total of $55,851 in operating expenses as compared to the September 30, 2012 period of $17,631. Legal & Professional Fees amounted to $43,788 for the period ended September 30, 2013 compared to $5000 for the September 30, 2012 period. Advertising and Promotion for the six months ended September 30, 2013 was $4,405 compared to $0 for the period ended September 30, 2012. The increase was due to expenditures on Search Engine Optimization and Advertisements.

Website Hosting and Maintenance for the period ended September 30, 2013 compared to the same period of September 30, 2012, increased by $594 or 24%. This was due to an increase of fees related to an expansion of storage and redundancy. Computer fees of $301 for the period ended September 30, 2013 compared to $1,261 for the period ended September 30, 2012. The decrease of 76% was due to a non-needed upgrade.. Bank and Credit Card Charges were $720 for the period ended September 30, 2013, compared to $795 for the period ended September 30, 2012. Telephony for the period ended September 30, 2013 compared to the same period of September 30, 2012 decreased by $725 or 100%. The decrease in fees was due to the change in Telephonic connectivity costs.

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities as well as incur public listing expenses.

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in the USA for the six months ended September 30, 2013 due to the net operation loss in the USA.

Net Loss

We incurred net losses of $54,212 for the six months ended September 30, 2013 and net losses of $14,769 for the six months ended September 30, 2012. The increase in net loss was due to an increase in expenditures for selling, general and administrative, professional and legal expenses.

Commitments and Contingencies
Our web presence is being hosted by a 3rd Party Hosting Company. We are a month-to-month contract with this company. The information on our website is not sourced from any particular vendor, but contains abstractions from commonly available medical journals and information based media outlets. We offer various levels of paid subscriptions:

Subscription Options
Trial - 0.00 USD per 3 days - for 1 time
Trial Account
Monthly Silver Membership - 2.95 USD per 1 month - Ongoing
One (1) month of Silver Membership, including access to our forums and E-newsletters.
Monthly Platinum Membership - 6.95 USD per 1 month - for 1 time
One (1) month of Platinum Membership, including access to our forums and reference center.
Monthly Platinum Membership - 6.95 USD per 1 month - Ongoing
Monthly Platinum Membership - Autobill. If you would like to be billed automatically, without having to renew every month, please select this option.
Semi-Annual Platinum Membership - 34.75 USD per 6 months - for 1 time
Six (6) months of Platinum Membership, including access to our forums and reference center.
Annual Platinum Membership - 69.50 USD per 1 year - for 1 time
One (1) year of Platinum Membership, including access to our forums and reference center.

While we encourage members to visit participating vendors that offer discounts to our members, we do not receive any compensation or a percentage of sales at this time.

Foreign Currency Translation

The Company has determined the United States dollars to be its functional currency for Heathtalk Live Inc. We do have subscribers and visitors from overseas, however all transactions are in United States Dollars. There were no foreign currency translation effects on our financial presentation.

Liquidity and Capital Resources

	Six Months Ended September 30 2013	Six Months Ended September 30 2012

Current Ratio	Undefined	.28
Cash	$7,941	1,348
Working Capital	$7,941	-3,458
Total Assets	$98,639	63,240
Total Liabilities	$55,000	33,283

Total Equity	$43,639	29,957

Total Debt/Equity	1.26	1.11
____________
*Current Ratio = Current Assets /Current Liabilities

** Total Debt / Equity = Total Liabilities / Total Shareholders Equity.

The Company had cash and cash equivalents of $7,941 and working capital of $7,941 for the period ended September 30, 2013. For the six months ended September 30, 2012. The Company had cash and cash equivalents of $1,348 and working capital of $-3,458. As of the six months ended September 30, 2013 the Company had $55,000 in Total Liabilities and Debt and for the six months ended September 30, 2012, the company had $33,283 in Liabilities and Debt.

Our business plan includes the following milestones:

Milestones

EVENT	ACTION	ESTIMATED TIME TO COMPLETE	ESTIMATED COST
Hiring Symposium, San Antonio, TX	Attract talent to build new, fully interactive website	6-8 months (prior to launch)	$750,000 - $ 1,000,000
Additional Hiring	Hire forum moderators to cover the website 24 hours a day, seven days a week	1 month (prior to launch)	$600,000 for first year
	Hire staff researchers for radio program, news section, and reference center	4-5 months (prior to launch)	$600,000 for first year
Advertising	TV and Internet campaign	Immediately after going public	500,000 – 700,000
TOTAL			$2,450,000 - $2,900,000

The primary obstacle to implementing this plan would be if we are unable to raise the capital necessary to fund such a large expansion. We believe that becoming a public company will facilitate our ability to raise some or all of this additional capital. If we are unable to raise the entire $2,450,000 to $2,900,000 we estimate is necessary for the expansion described above we will use the actual funds raised to hire at least two designers and six programmers. In the event that we do not raise the entire amount million we will also drop all television advertising and focus our efforts on search engine optimization.

As of September 30, 2013, HealthTalkLive.com has $16,415 in cash on-hand. If we maintain operations at current levels, we anticipate we will incur approximately $24,000.00 in additional expenses in the next 12 months. We anticipate additional costs associated with our going and staying public in the next 12 months of approximately $20,000. Accordingly, we estimate a burn rate of $3,700 per month during the next 12 months. These numbers are based on the maintenance of the website and professional expenses. We anticipate funding these anticipated expenses with revenues. From formation on April 1, 2011 through September 30, 2013, the website has generated $12,411 in revenues solely from memberships. If we do not generate enough revenue through memberships and advertising to cover our estimated expenses for the next 12 months, our President Johnie Yawn and our Secretary Vicki Yawn have agreed to loan the Company money to continue operations. The Company as of September 30, 2013 owes $55,000.00 to Johnie and Vicki Yawn from previous loans for operations. These loans were made on an oral basis without interest, due upon demand. Management is under no obligation to loan the Company additional funds for operations. If Johnie and Vicki Yawn exercise their rights under the loan agreement and demand immediate repayment of all sums due, it is currently unlikely that the Company has the resources to make such repayments and may not have such resources in the future if such demand were made, which in the worst case could cause the Company to have to cease operations as the Company would have no funds available to continue operations.

Our auditor has indicated in its report that our losses and need to rely on loans from management raises substantial doubt about our ability to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that information required to be disclosed in this quarterly report on Form 10-Q was properly recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. The Company’s controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers to allow timely decisions regarding required disclosure.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at September 30, 2013 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at September 30, 2013, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended September 30, 2013.

(b) Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended September 30, 2013.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a)	Exhibits.

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 101
Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
_____________
* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HealthTalk Live, Inc., a Nevada corporation

November 20, 2013	By	/s/ Johnie M. Yawn
Johnie M. Yawn
Principal Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

November 20, 2013	By	/s/ Johnie M. Yawn
Johnie M. Yawn
Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer