Form 10-Q
period 2013-12-31
HealthTalk Live, Inc.
filed 2014-01-23
CIK 1580262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

As of January 21, 2014, there were 31,977,585 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

TABLE OF CONTENTS

Condensed Balance Sheets	F-1

Condensed Statements of Operations	F-2

Condensed Statements of Cash Flows	F-3

Notes to Condensed Financial Statements	F-4

HEALTHTALK LIVE, INC.
(A Developmental Stage Enterprise)
CONDENSED BALANCE SHEETS

ASSETS

	Unaudited	March 31,
	December 31,	2013
	2013	(as restated)

Current assets -
Cash	$3,014	$50,783

Non-current assets:

Net property and equipment	89,198	86,292

Total assets	$92,212	$137,075

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$5,000	$10,082

Long-term liability -
Due to officers	65,000	55,000

Stockholders' equity:
Common stock	227,758	201,900
Deficit accumulated during development stage	(205,546)	(129,907)

Total stockholders' equity	22,212	71,993

Total liabilities and stockholders' equity	$92,212	$137,075

HEALTHTALK LIVE, INC.
(A Developmental Stage Enterprise)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine months ended	Nine months ended	Three months ended	Three months ended
	December 31,	December 31,	December 31,	December 31,
	2013	2012	2013	2012

Revenues	$3,834	$4,556	$1,195	$1,694

Operating expenses:
Legal and professional	56,568	6,188	12,780	1,188
Website hosting and maintenance	3,910	2,672	1,481	837
Advertising and promotion	4,405	-	-	-
Depreciation and amortization	4,500	6,000	1,500	-
Office and other expenses	8,709	1,698	6,501	(317)
Bank and credit card charges	1,080	1,270	360	475
Telephone	-	967	-	242
Computer	301	1,403	-	142
Total operating expenses	79,473	20,198	22,622	2,567

Net loss	$(75,639)	$(15,642)	$(21,427)	$(873)

HEALTHTALK LIVE, INC.
(A Developmental Stage Enterprise)
STATEMENT OF STOCKHOLDERS' EQUITY
FROM INCEPTION ON APRIL 1, 2011 TO DECEMBER 31, 2013
(Unaudited)

			Deficit
	Common Stock; par value $.001		accumulated
	100,000,000 shares authorized		during	Total
	Outstanding		development	stockholders'
	shares	Amount	stage	equity

Issuances of common stock from inception
on April 1, 2011 to March 31, 2012	30,554,000	$85,400	$-	$85,400

Net loss from inception on April 1, 2011
to March 31, 2012	-	-	(90,673)	(90,673)

Balances, March 31, 2012	30,554,000	85,400	(90,673)	(5,273)

Issuances of common stock from
April 1, 2012 to March 31, 2013	1,165,000	116,500	-	116,500

Net loss for the year ended
March 31, 2013	-	-	(39,234)	(39,234)

Balances, March 31, 2013	31,719,000	201,900	(129,907)	71,993

Issuances of common stock	258,585	25,858	-	25,858

Net loss for the period from
April 1, 2013 to December 31, 2013	-	-	(75,639)	(75,639)

Balances December 31, 2013	31,977,585	$227,758	$(205,546)	$22,212

HEALTHTALK LIVE, INC.
(A Developmental Stage Enterprise)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months	Nine months	Three months	Three months
	ended	ended	ended	ended
	December 31,	December 31,	December 31,	December 31,
	2013	2012	2013	2012

Cash flows used in operating activities:
Net loss	$(75,639)	$(15,642)	$(21,427)	(873)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	4,500	6,000	1,500	-
Issuance of common stock for professional services	25,858	6,000	-	-
Increase (decrease) in liabilities:
Accounts payable	(5,082)	(24,827)	5,000	1,026

Net cash provided by (used in) operating activities	(50,363)	(28,469)	(14,927)	153

Cash flows (used in) investing activities -
Purchases of property and equipment	(7,406)	(28,900)	-	(28,900)

Cash flows provided by financing activities:
Net change in due to officers	10,000	18,813	10,000	(9,319)
Issuance of common stock	-	38,000	-	37,000

Net cash provided by financing activities	10,000	56,813	10,000	27,681

Increase (decrease) in cash	(47,769)	(556)	(4,927)	(1,066)

Cash-beginning of period	50,783	838	7,941	1,348

Cash-end of period	$3,014	$282	$3,014	282

Supplemental cash flow information:
Cash paid for:
Income taxes	$-	$-	$-	$-
Interest	-	-	-	-

HEALTHTALK LIVE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The interim unaudited condensed financial statements as of December 31, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these condensed financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended March 31, 2013 filed with the SEC on from S-1 on October 17, 2013.

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
DECEMBER 31, 2013
(continued)

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

Long-lived Assets

The Company’s long-lived assets and other assets (consisting of property and equipment are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, “Property, Plant, and Equipment”, and FASB ASC Topic 205 “Presentation of Financial Statements”. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

HEALTHTALK LIVE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013
(continued)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Long-lived Assets (continued)

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  The Company had a deficit accumulated during the development stage of approximately $206,000 at December 31, 2013, had net losses of approximately $76,000 for the nine months ended December 31, 2013 and net cash used in operating activities of approximately $50,000 for the nine months ended December 31, 2013, with little revenue earned since inception, and a lack of operational history.  These matters, among others, raise substantial doubt about the ability to continue as a going concern.

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

HEALTHTALK LIVE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013
(continued)

2.	GOING CONCERN (continued)

While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.	PROPERTY AND EQUIPMENT

A summary is as follows:

	(Unaudited) December 31, 2013	Year ended March 31, 2013

Website development	$88,965	$81,559
Studio and office equipment	20,909	20,909

	109,874	102,468
Less: accumulated depreciation and amortization	(20,676)	(16,176)

Ending Balance	$89,198	$86,292

4.	RELATED PARTY TRANSACTIONS

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
DECEMBER 31, 2013
(continued)

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

The Company had no potential additional dilutive securities outstanding for the three and nine month periods ended December 31, 2013 and 2012.

HEALTHTALK LIVE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013
(continued)

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

Item 2. Management’s Discussion and Analysis or Plan of Operation.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this Form 10-Q.

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

Information is disseminated through the live chat forum, reference center, news E-newsletters, Health Tools, Medical Videos, and email.

The type of information disseminated is highly customizable to the users inputs. The information distributed comes from Health Guides and personal Health Calculators that are widely available in Health and Medical Journals. In some cases, the “forum” or open “blog” will answer individual questions. These questions are answered by various users of the site and are not validated or endorsed by the company. All statements are the opinion of Company and are not intended to diagnose, treat, cure or prevent any disease.

The Company’s advice for wellness includes integrative medicine. The National Institute of Health defines Integrative Medicine as the combination of conventional medicine with Complementary and Alternative Medicine for which there is evidence of safety and effectiveness. Integrative Medicine is designated to treat the person and not just the disease. This approach depends on a partnership between the patient and the doctor, where the goal is to treat the mind, body, and spirit all at the same time. The Company believes that through integration, more time and attention can be spent on a broader approach to healing, and is not based entirely on Western Medical thought.

The business plan calls for revenues to be generated through individual monthly subscriptions and advertising on the web-portal. As of the current date, the company has not entered into any definitive agreements with any outside vendors for additional services regarding advertising or revenue sharing agreements.

Currently, we have paid no consideration to publicly acknowledge on our website or through any other means how many subscribers we have and their status e.g Platinum, Silver and Trial members and what number of each type of member and their status may be. We also do not disclose the number or percentage of annual or semi-annual membership fees. However, in the future, we may find it more feasible to break up numbers and percentages of subscribers and payment terms of subscribers.

As of the date of this quarterly filing, we have generated minimal revenues. However, we have done all the necessary work to have our registration statement declared effective by the SEC on October 17, 2013 and have obtained and OTC Market trading symbol of HLTK.

Results of Operations

For the three months ended December 31, 2013 vs. December 31, 2012

Revenue

For the three months ended December 31, 2012, the company had net total revenues of $1,694 which came from the sale of subscription agreements to its website.

For the three months ended December 31, 2013, the company had net total revenues of $1,195 a decrease of 29% which came from the decrease in sales of subscription agreements to its website. The decrease was due to fewer resources spent on advertising.

Expense

Our expenses consist of selling, general and administrative expenses as follows:

For the three months ended December 31, 2012 there were a total of $2,567 in operating expenses, which includes Legal and professional fees of $1,188, Website hosting and maintenance of $837, computers $142, Bank fees $475, Telephony $242,  office and other expenses of $(317) and depreciation and amortization of $0.

For the three months ended December 31, 2013, there were a total of $22,622 in operating expenses, which includes Legal and professional fees of $12,780, Website hosting and maintenance of $1,481, Office and other expenses $6,501, computers $0, Bank fees $360, Telephony $0 and depreciation and amortization of $1,500.  Increases in operating expenses were due to the public listing process.

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities as well as incur public listing expenses.

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in the USA for the three months ended December 31, 2013 due to the net operation loss in the USA.

Net Loss

We incurred net losses of $873 for the three months ended December 31, 2012 and net losses of $21,427 for the three months ended December 31, 2013. The increase in net loss was due to an increase in expenditures office, general and administrative, professional and legal expenses.

For the nine months ended December 31, 2013 vs. December 31, 2012

Revenue

For the nine months ended December 31, 2013, the company had net total revenues of $3,834 as compared to December 31, 2012 period of $4,556. The 16% decrease in revenues came from the decrease of sales of subscription agreements to its website.

Expense

Our expenses consist of Legal & Professional, Advertising & Promotion, Website Hosting and Maintenance, selling, general and administrative expenses as follows:

For the nine months ended December 31, 2013, there were a total of $79,473 in operating expenses as compared to the December 31, 2012 period of $20,198. Legal & Professional Fees amounted to $56,568 for the period ended December 31, 2013 compared to $6,188 for the December 31, 2012 period. Advertising and Promotion for the nine months ended December 31, 2013 was $4,405 compared to $0 for the period ended December 31, 2012. The increase was due to expenditures on Search Engine Optimization and Advertisements and Legal and Professional fees.

Website Hosting and Maintenance for the period ended December 31, 2013 was $3,910 compared to the same period of December 31, 2012, of $2,672. This was due to lower rates negotiated fees for storage and redundancy. Computer expenses of $301 for the period ended December 31, 2013 compared to $1,401 for the period ended December 31, 2012. The decrease was due to a non-needed upgrade. Bank and Credit Card Charges were $1,080 for the period ended December 31, 2013, compared to $1,270 for the period ended December 31, 2012. Telephony for the period ended December 31, 2013 was $0 compared to the same period of December 31, 2012 of $967. The decrease in fees was due to the change in Telephonic connectivity costs. Office and other expenses for the period ended December 31, 2013, were $8,709 compared to the same period ended December 31, 2012 of $1,698 the increase is related to SEC filing.

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities as well as incur public listing expenses.

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in the USA for the nine months ended December 31, 2013 due to the net operation loss in the USA.

Net Loss

We incurred net losses of $75,639 for the nine months ended December 31, 2013 and net losses of $15,642 for the nine months ended December 31, 2012. The increase in net loss was due to an increase in expenditures for selling, general and administrative, professional and legal expenses.

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

Liquidity and Capital Resources

	Nine months Ended December 31, 2013	Nine months Ended December 31, 2012

Current Ratio	.60	5.03
Cash	$3,014	50,783
Working Capital	$(1,986)	40,701
Total Assets	$92,212	137,075
Total Liabilities	$70,000	65,082

Total Equity	$22,212	71,993

Total Debt/Equity	3.15	.904
____________
*Current Ratio = Current Assets /Current Liabilities

** Total Debt / Equity = Total Liabilities / Total Shareholders Equity.

The Company had cash and cash equivalents of $3,014 and working capital of $3,014 for the period ended December 31, 2013. For the nine months ended December 31, 2012. The Company had cash and cash equivalents of $40,701 and working capital of $(1,986) As of the nine months ended December 31, 2013 the Company had $70,000 in Total Liabilities and Debt and for the nine months ended December 31, 2012, the company had $65,082 in Liabilities and Debt.

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

As of December 31, 2013, HealthTalkLive.com has $3,014 in cash on-hand. If we maintain operations at current levels, we anticipate we will incur approximately $36,000 in additional expenses in the next 12 months. We anticipate additional costs associated with our going and staying public in the next 12 months of approximately $20,000. Accordingly, we estimate a burn rate of $3,700 per month during the next 12 months. These numbers are based on the maintenance of the website and professional expenses. We anticipate funding these anticipated expenses with revenues. From formation on April 1, 2011 through December 31, 2013, the website has generated $13,606 in revenues solely from memberships. If we do not generate enough revenue through memberships and advertising to cover our estimated expenses for the next 12 months, our President Johnie Yawn and our Secretary Vicki Yawn have agreed to loan the Company money to continue operations. The Company as of December 31, 2013 owes $65,000.00 to Johnie and Vicki Yawn from previous loans for operations. These loans were made on an oral basis without interest, due upon demand. Management is under no obligation to loan the Company additional funds for operations. If Johnie and Vicki Yawn exercise their rights under the loan agreement and demand immediate repayment of all sums due, it is currently unlikely that the Company has the resources to make such repayments and may not have such resources in the future if such demand were made, which in the worst case could cause the Company to have to cease operations as the Company would have no funds available to continue operations.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at December 31, 2013 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at December 31, 2013, our disclosure controls and procedures are effective.

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

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended December 31, 2013.

(b) Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended December 31, 2013.

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

HealthTalk Live, Inc., a Nevada corporation

Date: January 23, 2014	By	/s/ Johnie M. Yawn
Johnie M. Yawn
Principal Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: January 23, 2014	By	/s/ Johnie M. Yawn
Johnie M. Yawn
Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

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