Form 10-K
period 2014-03-31
HealthTalk Live, Inc.
filed 2014-07-07
CIK 1580262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

HealthTalk Live, Inc.
(Exact name of registrant as specified in its charter)

Nevada	333- 189735	45-1994478
(State or other jurisdiction of incorporation or organization)	(SEC File Number)	IRS I.D.

1955 Baring Boulevard Sparks, NV	89434
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number: (626) 393-1881

________________________________________________________________
(Former name, former address and former three months, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☒  No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive  Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes ☐   No ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant based upon the most recent cash sale of the Registrant’s Common Stock as of September 30, 2013) was approximately $197,785.50 (based on 1,977,585 shares of common stock outstanding held by non-affiliates on such date, and cash sale price of $0.10 per share).  Shares of the Registrant’s Common Stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of the Registrant’s outstanding Common Stock as of September 30, 2013 have been excluded in that such persons may be deemed to be affiliates of the Registrant.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of Registrant’s Common Stock, $0.001 par value, was 32,217,585 shares as of March 31, 2014.

TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Annual Report on Form 10-K, the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission, or SEC, and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy the benefits of that act. Unless the context is otherwise, the forward-looking statements included or incorporated by reference in this Form 10-K and those reports, statements, information and announcements address activities, events or developments that HealthTalk Live, Inc. (hereinafter referred to as “we,” “us,” “our,” “our Company” or “HealthTalk Live”) expects or anticipates, will or may occur in the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed elsewhere in this Report.

Certain risk factors could materially and adversely affect our business, financial conditions and results of operations and cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. The risks and uncertainties we currently face are not the only ones we face. New factors emerge from time to time, and it is not possible for us to predict which will arise. There may be additional risks not presently known to us or that we currently believe are immaterial to our business. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, you may lose all or part of your investment.

The industry and market data contained in this report are based either on our management’s own estimates or, where indicated, independent industry publications, reports by governmental agencies or market research firms or other published independent sources and, in each case, are believed by our management to be reasonable estimates. However, industry and market data is subject to change and cannot always be verified with complete certainty due to limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in any statistical survey of market shares. We have not independently verified market and industry data from third-party sources. In addition, consumption patterns and customer preferences can and do change. As a result, you should be aware that market share, ranking and other similar data set forth herein, and estimates and beliefs based on such data, may not be verifiable or reliable.

PART I

Item 1. Description of Business

Organization

HealthTalk Live, Inc. (The Company), is a Nevada Corporation formed on April 1, 2011 by its founders, Johnie M. Yawn and Vicki L. Yawn. The principal executive office is located at 1955 Baring Blvd, Sparks, NV 89434. Telephone: 775-358-1412

Business

HealthTalk Live, Inc. engages in more than nominal activities in that it has developed and currently operates a website that provides integrative health and wellness information through its interactive website, www.healthtalklive.com.  E-newsletters are sent out regularly with additional health information to those who subscribe.

We believe that there is a need for preventative and restorative healthcare suggestions, as an adjunct or alternative to modern-day protocols, so that people worldwide can make educated changes to their health regimen that includes correct kinds of diet, exercise and other natural changes to fit specific lifestyles for proper health worldwide.

Visitors and members of the website receive varying degrees of access to read and post in the Company’s database, including:

●	Community-based discussion groups in the Live Chat Forum
●
Reference Center, containing a large and growing library of articles discussing various medical issues, cutting-edge treatments, diets, cleanses and other current applications for preventative and proactive health, written by staff and medical professionals (as credited).

●	Current health news from National Institutes of Health (NIH) and other government supported websites (as credited).
●	News articles submitted by staff members and voluntary medical professional associates, based upon information provided by the government and other credited organizations (as credited).
●	Personal health calculators and other tools from Natural Standard Research (www.naturalstandard.com)
●	Surgical videos provided by ORlive (www.orlive.com)

We have two levels of Members on our site:

PLATINUM MEMBERS	SILVER MEMBERS
$6.95 per month if paid on a monthly basis.	Free – On-Going
$34.50 if paid semi-annual payment	—
$69.50 if paid annually	—

Platinum Members of HealthTalkLive.com receive full access to: reading and posting in the Live Chat Forum, articles in the Reference Center, news articles, health tools and surgical videos, receipt of E-newsletters, as well as discounts from Participating Discount Vendors of fine natural health products. Many Participating Discount Vendors are volunteer guests on the radio program, HealthTalkLIVE Online (including Helen Pensanti, MD, John Young, MD, Frank Jordan of Nutritional Scientific Corporation, Ann McCombs, DO, Leigh Erin Connealy, MD’s PerfectlyHealthy products and RenewLife).

Silver Members of HealthTalkLive.com receive full access to reading and posting in the Live Chat Forum, access to most articles in the Reference Center, full access to News articles, health tools and surgical videos and receive E-newsletters.

We also allow Non-member visitors of HealthTalkLive.com, who receive full access to read (but not post) in the Live Chat Forum, limited access to articles in the Reference Center, full access to News articles, and only receive E-newsletters if they sign-up for them.

From January 1, 2012 to March 31, 2014, HealthTalkLive.com has received over 2,000,000 Unique Visits from North America, Canada, South America, Europe, Asia and Australia, as of March 31, 2014 (58% United States, 4% Canada, 4% Mexico, South and Central America), 18% Europe, 6% Australia and New Zealand, 9% Asia, 1% Other [Seychelles, Iceland, etc.]). Unique visits are defined as visits that occur when some remote site (individual seeking information through a searching engine) makes a request on our server for the first time.

Unique visits occur when some remote site makes a request for a page on our server for the first time (an IP address). As long as the same site keeps making requests within a given time frame, they will all be considered part of the same visit. If the site makes a request to our server, and the time frame is greater than the specified time period (time period is 24 hours starting at 00:01 hours daily), a new Visit is started and counted, and the sequence repeats. Because only pages will trigger a visit, remotes sites that link to graphic and other non-page URLs will not be counted in the visit totals, reducing the number of false visits.

During the next 12 months, assuming we receive the required funding for which we currently have no contract, agreement or commitment, we anticipate engaging in the following operational activities in addition to our current significant operations:

EVENT	ACTION	ESTIMATED TIME TO COMPLETE	ESTIMATED COST
Hiring Symposium, San Antonio, TX	Attract talent to build new, fully interactive website	6-8 months	$750,000 - $ 1,000,000
Additional Hiring	Hire forum moderators to cover the website 24 hours a day, seven days a week	1 month	$600,000 for first year
	Hire staff researchers for radio program, news section, and reference center	4-5 months	$600,000 for first year
Advertising	Radio, TV and Internet campaign	Re-launch of the National Health Talk Live Radio Program – As soon as a Time slot is available.	500,000 – 700,000
TOTAL			$2,450,000 - $2,900,000

The primary obstacle to implementing this plan would be if we are unable to raise the capital necessary to fund such a large expansion. We believe that now as a public company we will facilitate our ability to raise some or all of this additional capital. If we are unable to raise the entire $2,450,000 to $2,900,000 we estimate is necessary for the expansion described above, we will use the actual funds raised to hire at least two designers and three programmers. In the event that we do not raise the entire amount, we will also drop all television advertising and focus our efforts on search engine optimization and resuming the Health Talk Live Radio Show.

As of March 31, 2014, HealthTalkLive.com has $1,112 in cash on-hand. If we maintain operations at current levels, we anticipate we will incur approximately $24,000.00 in additional expenses in the next 12 months. We anticipate additional costs associated with staying public in the next 12 months of approximately $20,000. Accordingly, we estimate a burn rate of $3,700 per month during the next 12 months. These numbers are based on the maintenance of the website and professional expenses. We anticipate funding these anticipated expenses with advertising revenues. From April 1, 2013 to March 31, 2014, the website has generated $4,893 in revenues solely from memberships. If we do not generate enough revenue through memberships and advertising to cover our estimated expenses for the next 12 months, our President Johnie Yawn and our Secretary Vicki Yawn have agreed to loan the Company money to continue operations. All paid memberships are being phased out and will be replaced by paid advertising. The Company as of March 31, 2014, owes $65,000 to Johnie and Vicki Yawn from previous loans for operations. These loans were made on an oral basis. They are without interest due on demand, and are expected to be repaid when sufficient cash flows permit.

Consumer Services

Our goal is to provide an objective and trusted source of information for online services to support consumers in their efforts to employ educated natural, traditional or integrative techniques into their healthcare and lifestyle choices. We believe that our services and resources will appeal to both patients and doctors who want reliable, up-to-date content and advice on integrative medical techniques.

At this time our services are primarily member-based.  Silver member users can read and post~~s~~ in the Live Chat Forum, News, receive E-newsletters, read many of the publications in the Reference Center and have access to Health Tools and Videos. However, in order to post in the Live Chat Forum, read all publications in the Reference Center and access all of the Health Tools and Videos, paid memberships are required.

Community-based Discussion Groups

HealthTalkLive.com provides a discussion area called the Live Chat Forum. Currently, the Live Chat Forum allows HealthTalkLive.com members and medical professionals to communicate 24 hours a day and seven days a week, by posting questions, answers, comments and concerns about physical, mental and even spiritual wellbeing. The site provides users the opportunity for its members to ask questions and receive suggestions from naturopathic health specialists about their health concerns. Medical professionals currently providing answers and information include MDs, PhDs, NDs, dieticians and others in the field of natural health, all of whom donate their time as part of their personal or professional commitments to encouraging individuals to make healthier choices.

We have a social networking component to our website in that the website also allows each member to create a profile, share information about themselves with other members, to communicate between one another privately and receiving notices when a member flags topics of particular interest when additional posts are created under flagged topics.

Our Reference Center is a continuously growing library of articles compiled from various sources ranging from Health Talk Live staff to articles published elsewhere and used with author permission.  All articles relate to health topics related to integrative medicine, modern medical techniques and traditional and holistic health care.

Articles in our Reference Center are made available according to membership status. Articles reserved for paid members include all articles created by HealthTalk staff and by medical professionals writing for our website. Articles written by Health Talk staff include references to support data but have not been peer reviewed.

The Reference Center also includes articles from the Food and Drug Administration (FDA), National Institutes of Health (NIH) or other government agencies, which are available free to all users.  Articles written by medical professionals published elsewhere and included in our reference center with author permission are free to all.

The source and arrangements for which we receive our reference material in our library and whether we purchase or license these materials from other sources, or whether they are copyrighted or available via public domain is as follows: The two officers/founding members have over 12 years each of practical experience and knowledge in the integrative health products industry after having owned/operated a health food store and while guests, hosts, and guest-hosts, on various radio and television programs about integrative health, during that time. Johnie M. Yawn’s Ph.D. is in Psychology; Vicki L. Yawn is currently working toward her ND after working in the health insurance industry for well over a decade.

All material in the NEWS section is public domain regardless of whether it is authored by us or obtained from the National Institute of Health or Natural Standards, all material from Natural Standards is licensed to us on an annual basis.

Some material in the Reference center is for platinum members however we do not stop its distribution.

For over 14 years, Johnie and Vicki have amassed a large library of health references and engaged in conversations, both personally and through radio and television venues, of and with various published professionals, including, but not limited to, the Drs. Balch, Earl Mindell, R.P.H., Ph.D., Eugene Steiner, R.P.H., Ph.D., Sherry Rogers, MD, Helen Pensanti, MD, John Young, MD, Lorna Walker, Ph.D. Nutritionist, Patrick Quillin, PhD., RD, CNS, Ann McCombs, MD, Leigh Erin Connealy, MD, etc., many of whom post regularly in the Live Chat Forum or create and offer articles for the Reference Center at HealthTalkLive.com. Most remain in private practice. Some are retired or semi-retired and devote some of their time helping people through our website by making suggestions for changes people can make to enhance their health. All the MD’s referenced are members of the AMA.

With respect to our arrangements with doctors and other medical professionals that provide advice through our website and whether we compensate them, offer them services, or we verify their credentials and identities: Most of the medical professionals who post or provide articles through our website are friends and colleagues for well over a decade. They donate some of their time to help people get healthy. All the MD’s are members of the AMA.

They volunteer on numerous (past) radio and television programs as guests, and will continue to donate time to other radio and television programs, and continue to post suggestions from time to time in the Live Chat Forum, and submit articles for our visitors and members to read in the Reference Center.

There is no “arrangement” with any of the professionals who post in the Live Chat Forum, or who submit articles for publication in our Reference Center. We have personally looked up all of the contributors on the internet including their own web pages and professional affiliations. Most have extensive backgrounds such as Dr Helen Pensanti who hosted the TV series Doctor to Doctor for over 20 years.

Anyone who writes articles for submission to the site must do so through us; however, most of them are doctors and nutritionists whom we know and have been associated with professionally for years.

All of those professionals who have become Participating Discount Vendors do gain an advantage by selling their products direct to visitors, as well as Platinum, Trial and Silver members; however all who purchase the products must purchase the products directly through the Participating Discount Vendor (or, in some cases, from their nearest retailer carrying such products). Only HealthTalkLive.com Platinum Members receive discounts on the products that Participating Discount Vendors sell direct and there is no monetary compensation given to us.

Health Tools and Surgical Videos

Our Health Tools and Surgical Videos provide our members with information that supports their health choice research. Features include height, weight and other calculators; what medications may interfere with or enhance herbs and other supplements; what herbs and supplements may interfere with or enhance other herbs and supplements; Our website provides full videos of procedures performed by surgeons in hospitals that can help outline what a potential surgery is likely to entail, should they decide to have any surgical procedure.

We have a licensing agreement with HealthTools that gives us access to their tools for our users. This agreement is renewed on a yearly basis and costs $950.00 per year.

We currently have an oral agreement with the president of ORlive. This relationship and agreement developed from the volume of traffic our site generates for ORlive. As part of this oral agreement ORlive built a customized, branded player for our company. All ORlive content exists on their servers with a backup of all content on our servers. Content on ORlive is licensed to ORlive by various hospitals.

Discounts on Products

We do not sell products. However, paid Platinum Members of HealthTalkLive.com are eligible for discounts from participating discount providers. The discount is applied when the member purchases suggested supplements directly from the participating providers. Each Participating Discount Provider receives a list of current Platinum Members in order to track Platinum Membership status. At the current time there is no financial agreement between Health Talk Live and any participating discount providers. We believe that each discount provider currently participates due to the volume of traffic they receive from advertisements they place on our website. We have made each provider aware that in the future they will need to pay for continued presence on our website. There is no guarantee that any of these discount providers will continue to provide discounts or even advertise on our site if they are made to pay fees to do so in the future.

Set forth below is a list of our current participating discount providers.

Participating Discount Provider	Discount Offer	Contact Information
Nutritional Scientific Co (NSC)	20%	888-541-3997– nsc24.com
Dr. Pieter DeWet, MD Wellness Center	10%	877-484-9735 – qhiwellness.com
Dr. Helen Pensanti, MD	20%	800-301-1982 – askdrhelen.com
RenewLife	15%	800-830-1800 – renewlife.com
Dr. Leigh Erin Connealy, MD PerfectlyHealthy	30% Plus Free Shipping	866-616-7474 Ext. 1 – perfectlyhealthy.com
Dr. Johnie Young’s Health Products, MD	20%	800-767-8112 Or SHOP ONLINE: http://healthtalklive.younghealth.com/ and put the discount code in the coupon code box
Dr Sherry Rogers, MD	10%	Books, Newsletters & MORE! 800-846-6687 Or online www.prestigepublishing.com

Customers

We believe our customers are people interested in pursuing or maintaining health naturally, through diet, exercise and other natural or traditional health regimens.  Our goal is to provide information and services related to preventative and other health measures to individuals and professionals who choose a more natural and proactive health regimen. At the current time our user demographic consists primarily of adults 35 + years of age.

Technological Infrastructure

The Company’s Internet-based services are currently delivered through HealthTalkLive.com and are designed to address the healthcare information needs of consumers with easy-to-use interfaces, search functions and navigation capabilities. Certain features of the current website were created only for HealthTalkLive.com by WebFX; however, there are also some programs and plug-ins purchased or downloaded to implement the initial existing website, including Magic Members, Word Press, Buddy Press, Natural Standard, ORLive, Genesis php and Mail Studio, which are all owned by most of these companies, who sell a license to HealthTalkLive.com to use their products, which are renewed yearly.

Unfortunately, with our growth, pre-manufactured programs are now failing to meet the needs of the company.  In the next 12 months we anticipate hiring additional programmers and developers who will code and create proprietary programs and features that will be owned, operated and featured only at HealthTalkLive.com. We will use customized content management and publishing technology to develop, edit, publish, manage and organize the content for HealthTalkLive.com. To the extent possible we will include industry standard ad-serving technology such as cookies to store, manage and serve online advertisements in a contextually relevant manner.

We will soon allow users to create their own forums on a health topic of concern to them. Within these forums users will be able to discuss the health topics with each other’s and with health professionals. We have invested, and intend to further invest in the future, in software and systems that allow us to meet the growing demands of our users and sponsors. We anticipate launching a new website within four to six months after hiring new developers and programmers. We anticipate costs for this stage of development to approach $750,000 to $1,000,000. This information is included as “Hiring Symposium” in the milestone chart above. If we do not raise sufficient funds from going public we will not be able to hire new programmers and developers and launch of the new site will be significantly delayed or impossible.

Marketing

Currently, marketing is done through radio, E-newsletters and other media; however, this will be expanded heavily within the year after going public. We anticipate spending $125,000, if and to the extent available as described above, on Search engine optimization (SEO). SEO will allow us to increase the visibility of our site in a search engine's "natural" search results. To increase our marketing we will focus on SEO in order to determine what information people interested in integrative medical techniques or natural health care search for, including the actual search terms or keywords typed into search engines by potential users of our site. Optimizing our website may involve editing our content, HTML and associated coding to increase the incidence of commonly searched terms and to remove barriers to the indexing activities of search engines.

Intellectual Property

We currently have no intellectual property.

Regulations

Healthcare Regulation. The healthcare industry is highly regulated and is subject to changing political, regulatory and other influences. Most of our revenue is derived either directly from the healthcare industry or from other sources that are subject to healthcare laws and related regulations and could be affected by changes in those laws and regulations. This section of our Annual Report contains a description of healthcare laws and regulations applicable to us, either directly or through their effect on our healthcare industry customers, as well as healthcare industry standards that serve a self-regulatory function, and certain related matters. Changes in those laws, regulations and standards may create unexpected liabilities for us, may cause us to incur additional costs and may restrict our operations.

Many healthcare laws are complex, and their application to specific products and services may not be clear. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate the healthcare information services that we provide. However, these laws, regulations and industry standards may nonetheless be applied to our products and services. We cannot provide assurance that we will be able to accurately anticipate the application of these laws, regulations and industry standards to our operations. Our failure to accurately anticipate the application of these laws and regulations to our operations, or other failure to comply, could create liability for us, result in adverse publicity and negatively affect our business. Even in areas where we are not subject to healthcare regulation directly, we may become involved in governmental actions or investigations through our relationships with customers that are regulated, and participation in such actions or investigations, even if we are not a party and not the subject of an investigation, may cause us to incur significant expenses.

Other Applicable Regulation. This section of our Annual Report also contains a description of other laws and regulations, including general consumer protection laws and Internet-related laws that may affect our operations. Laws and regulations have been adopted, and may be adopted in the future, that address Internet-related issues, including online content, privacy, online marketing, unsolicited commercial email, taxation, pricing, and quality of products and services. Some of these laws and regulations, particularly those that relate specifically to the Internet, were adopted relatively recently, and their scope and application may still be subject to uncertainties. Interpretations of these laws, as well as any new or revised laws or regulations, could decrease demand for our services, increase our cost of doing business, or otherwise cause our business to suffer.

Regulation of Drug and Medical Device Advertising and Promotion

The FDA and the Federal Trade Commission, or FTC, regulate the form, content and dissemination of labeling, advertising and promotional materials prepared by, or for, pharmaceutical or medical device companies. The FTC regulates over-the-counter drug advertising and, in some cases, medical device advertising. Based on FDA requirements, regulated companies must limit advertising and promotional materials to discussions of FDA-approved uses and claims. In limited circumstances, regulated companies may disseminate certain non-promotional scientific information or disease-state information.

Information on our Websites that promotes the use of pharmaceutical products or medical devices is subject to FDA and FTC requirements and enforcement actions, and information regarding other products and services is subject to FTC requirements. If either agency finds that information on our Websites violates regulations or guidance, it may take regulatory or judicial action against us or the advertiser or sponsor of that information. State attorneys general may also take similar action based on their state’s consumer protection statutes. Areas of our Websites that could be the primary focus of regulators include pages and programs that discuss use of a regulated product or that the regulators believe may lack editorial independence from the influence of sponsoring pharmaceutical or device companies. Television broadcast advertisements that we may provide may also be subject to FTC and FDA regulation, depending on the content. The agencies place the principal burden of compliance with advertising and promotional regulations on advertisers and sponsors to make truthful, substantiated claims.

The Federal Food, Drug, and Cosmetic Act, or FDC Act, and its implementing regulations require that prescription drugs be approved by the FDA prior to marketing. It is a violation to market, advertise or otherwise commercialize such products prior to approval. The FDA allows for preapproval exchange of scientific information, provided it is non-promotional in nature and does not draw conclusions regarding the ultimate safety or effectiveness of the unapproved drug. The FDA also refrains from regulating certain disease state materials so long as those materials do not make a representation or suggestion about a drug or device. Upon approval or clearance, the FDA’s regulatory authority extends to the labeling and advertising of prescription drugs and medical devices. Such products may be promoted and advertised only for uses reviewed and approved by the FDA. Labeling and advertising can be neither false nor misleading and must present all material information, including risk information, in a clear, conspicuous and neutral manner. There are also requirements for certain information (the “prescribing information” or “package insert” for promotional labeling and the “brief summary” for advertising) to be part of labeling and advertising. Labeling and advertising that violate these legal standards are subject to enforcement.

The FDA also regulates the safety, effectiveness, and labeling of over-the-counter (OTC) drugs either through specific product approvals or through regulations that define approved claims for specific categories of products. The FTC regulates the advertising of OTC drugs under the section of the Federal Trade Commission Act that prohibits unfair or deceptive trade practices. The FDA and FTC regulatory framework requires that OTC drugs be formulated and labeled in accordance with FDA approvals or regulations and promoted in a manner that is truthful, adequately substantiated, and consistent with the labeled uses. OTC drugs that do not meet these requirements are subject to FDA or FTC enforcement action depending on the nature of the violation. In addition, state attorneys general may bring enforcement actions for alleged unfair or deceptive advertising.

There are several administrative, civil and criminal sanctions available to the FDA for violations of the FDC Act or FDA regulations as they relate to labeling and advertising. Administrative sanctions include a written request that violative advertising or promotion cease and/or that corrective action be taken, such as requiring a company to provide to healthcare providers and/or consumers information to correct misinformation previously conveyed. More serious civil sanctions include seizures, injunctions, fines and consent decrees. Any of these enforcement measures could prevent a company from introducing or maintaining its product in the marketplace. Criminal penalties for severe violations can result in a prison term and/or substantial fines. State attorneys general have similar investigative tools and sanctions available to them.

In the last 15 years, the FDA has gradually relaxed its formerly restrictive policies on DTC advertising of prescription drugs, allowing companies to advertise prescription drugs to consumers in any medium, provided that they satisfy FDA requirements. In 2010, the FDA issued a proposed rule recommending standards for determining whether the major statement in DTC advertisements of prescription drugs relating to side effects and contraindications is presented in a clear, conspicuous, and neutral manner. These new regulations, if finalized, could make it more difficult for us to obtain advertising and sponsorship revenue.

In 2009, the FDA solicited input on the issue of promoting FDA-regulated products using the Internet and social media. The Food and Drug Administration Safety and Innovation Act (FDASIA) directs the FDA to issue guidance, no later than July 9, 2014, regarding the use of the Internet to promote FDA-regulated medical products. There is a possibility that the FDA may issue a policy restricting or materially changing promotion using the Internet, social media and other sponsored health content on the Internet. We cannot predict what effect any such changes would have on our business. Although the FDA issued a 2011 guidance addressing the use of social media by consumers, it was limited to guidance regarding drug and device firms’ responses to public unsolicited requests for information made on Websites.

Other Restrictions Regarding Confidentiality, Privacy and Security of Health Information

In addition to HIPAA, numerous other state and federal laws govern the collection, dissemination, use, access to, confidentiality and security of patient health and prescriber information. In addition, Congress and some states are considering new laws and regulations that further protect the privacy and security of medical records or medical information. In some cases, more protective state privacy and security laws are not preempted by the HIPAA Privacy and Security Standards and may be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our customers and strategic partners.

These laws at a state or federal level, or new interpretations of these laws, could create liability for us, could impose additional operational requirements on our business and could affect the manner in which we use and transmit patient information and could increase our cost of doing business. Claims of violations of privacy rights or contractual breaches, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

Consumer Protection Regulation

General. Advertising and promotional activities presented to visitors on our Websites are subject to federal and state consumer protection laws that regulate unfair and deceptive practices. We are also subject to various other federal and state consumer protection laws, including the specific ones described later in this section.

The FTC and many state attorneys general are applying federal and state consumer protection laws to require that the online collection, use and dissemination of data, and the presentation of Website content, comply with certain standards for notice, choice, security and access. Courts may also adopt these developing standards. In many cases, the specific limitations imposed by these standards are subject to interpretation by courts and other governmental authorities. We believe that we are in compliance with the consumer protection standards that apply to our Websites, but a determination by a state or federal agency or court that any of our practices do not meet these standards could result in liability and adversely affect our business. New interpretations of these standards could also require us to incur additional costs and restrict our business operations. In addition, claims that we are violating any such standards could, even if we are not found liable, be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

In February 2009, the FTC published Self Regulatory Principles for Online Behavioral Advertising to address consumer privacy issues that may arise from so-called “behavioral advertising” (i.e., the tracking of online activities) and to encourage industry self-regulation. These principles serve as guidelines to industry. In addition, there is a possibility, supported by certain public statements, that the FTC may revise or eliminate the principles in favor of a more restrictive approach for companies that utilize behavioral advertising. There is also a possibility of legislation, regulations and increased enforcement activities, relating to behavioral advertising. To the extent that our existing practices are inconsistent with any revised principles, new rules, new legislation and/or future enforcement activities, our business may become subject to restrictions that could reduce our revenues or increase our cost of doing business.

In October 2009, the FTC adopted revised Guides Concerning the Use of Endorsements and Testimonials in Advertising. These Guides, which were last updated in 1980, became effective December 1, 2009. In addition to revising certain provisions regarding disclosures relating to endorsements and testimonials, the FTC clarified the Guides’ applicability to online and social media forums. The revised Guides may be an indication that the FTC may apply increased scrutiny to the use of endorsements and testimonials online and through traditional media. To the extent we rely on endorsements or testimonials, we will review any relevant relationships for compliance with the Guides.

In December 2010, following a series of workshops, the FTC issued a preliminary staff report containing a proposed framework for businesses and policymakers for online consumer privacy issues and, in March 2012, the FTC issued a final report setting forth its current views on best practices, to protect the privacy of consumers, to be implemented by companies that collect and use consumer data. Also in March 2012, the White House released a Privacy White Paper that outlined the Obama Administration’s proposal for a new American privacy framework based on a Consumer Bill of Privacy Rights and which called for the development of industry-specific voluntary, enforceable privacy codes of conduct through a collaborative multi-stakeholder process. Both the FTC and the White House called for Congress to develop baseline privacy legislation and the FTC also called on industry to accelerate the pace of self-regulation.

Both the FTC’s staff report and the White House’s Privacy White Paper reflect a continuing governmental interest in, and assessment of, online privacy issues. How these issues are ultimately resolved, whether through self-regulatory programs, legislation and regulation or some combination and the specifics of any such regimes, may significantly impact our operations.

Data Protection Regulation. With the recent increase in publicity regarding data breaches resulting in improper dissemination of consumer information, many states have passed laws regulating the actions that a business must take if it experiences a data breach, such as prompt disclosure to affected customers. Generally, these laws are limited to electronic data and make some exemptions for smaller breaches. Congress has also been considering similar federal legislation relating to data breaches. The FTC has also prosecuted some data breach cases as unfair and/or deceptive acts or practices under the FTC Act. In addition to data breach notification laws, some states have enacted statutes and rules requiring businesses to reasonably protect certain types of personal information they hold or to otherwise comply with certain specified data security requirements for personal information. These laws may apply directly to our business or indirectly by contract when we provide services to other companies. We intend to continue to comprehensively protect all consumer data and to comply with all applicable laws regarding the protection of this data.

CAN-SPAM Act. On January 1, 2004, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN-SPAM Act, became effective. The CAN-SPAM Act regulates commercial emails, provides a right on the part of the recipient to request the sender to stop sending messages, and establishes penalties for the sending of email messages that are intended to deceive the recipient as to source or content. Under the CAN-SPAM Act, senders of commercial emails (and other persons who initiate those emails) are required to make sure that those emails do not contain false or misleading transmission information. Commercial emails are required to include a valid return email address and other subject heading information so that the sender and the Internet location from which the message has been sent are accurately identified. Recipients must be furnished with an electronic method of informing the sender of the recipient’s decision to not receive further commercial emails. In addition, the email must include a postal address of the sender and notice that the email is an advertisement. We are following the CAN-SPAM requirements in the e-newsletters that WE distribute to members and some of our other email communications, and believe that our email practices comply with the requirements of the CAN-SPAM Act, even though we believe that FTC regulations issued in May 2008 confirmed our existing understanding that these email newsletter communications are not generally commercial emails. Many states have also enacted anti-spam laws. The CAN-SPAM Act preempts many of these statutes. To the extent that these laws are not preempted, we believe that our email practices are designed to comply with these laws.

COPPA. The Children’s Online Privacy Protection Act, or COPPA, applies to operators of commercial websites and online services directed to U.S. children under the age of 13 that collect personal information from children, and to operators of general audience sites with actual knowledge that they are collecting information from U.S. children under the age of 13. Our sites are not directed at children and our privacy policy, states that no one under the applicable age is entitled to use the site. Our privacy policy specifically states that HealthTalk Live is a general audience site that is not targeted to children and does not knowingly collect personal information from children under 18 years of age.  We believe this efforts to comply with COPPA are sufficient given the fact that our user demographic consists primarily of adults 35-50 years of age.

FACTA. In an effort to reduce the risk of identity theft from the improper disposal of consumer information, Congress passed the Fair and Accurate Credit Transactions Act (or FACTA), which requires businesses to take reasonable measures to prevent unauthorized access to such information. FACTA’s disposal standards are flexible and allow businesses discretion in determining what measures are reasonable based upon the sensitivity of the information, the costs and benefits of different disposal methods and relevant changes in technology. We believe that we are in compliance with FACTA.

Regulation of Wellness Incentive Programs

Certain provisions of HIPAA (commonly referred to as the HIPAA nondiscrimination provisions) generally prohibit group health plans from charging similarly situated individuals different premiums or contributions or imposing different deductible, co-payment, or other cost-sharing requirements based on a “health factor.” Such differentials are, however, acceptable under the HIPAA nondiscrimination provisions if the differentials are applied through “wellness programs.” The Department of Labor, in coordination with the Departments of the Treasury and HHS, has issued regulations that define “wellness programs” for purposes of the HIPAA nondiscrimination provisions, establishing specific requirements for wellness programs that reward participants who satisfy a standard related to a health factor. These requirements include (1) limiting the amount of the wellness program’s rewards, (2) the wellness program being designed to promote good health and prevent disease, (3) giving those eligible to participate in the wellness program the opportunity to qualify for the reward at least once a year, (4) providing a reward that is available to all similarly situated individuals, and (5) requiring disclosure of reasonable alternative standards that must be available under the wellness program.

Although HIPAA and its regulations state that certain excepted benefits, including supplemental benefits, are not subject to the wellness program rules, it does not define the term “similar supplemental coverage.” On December 7, 2007, the Department of Labor, in coordination with the Departments of the Treasury and HHS, released Field Assistance Bulletin No. 2007-04 (FAB 2007-04) in response to the development of questionable health and wellness programs that were marketed as “similar supplemental coverage.” FAB 2007-04 clarifies the rules for supplemental programs and provides that supplemental benefits under a wellness program cannot discriminate on the basis of a health factor. With these new requirements in place, wellness programs that require individuals to meet certain health factors can no longer be considered supplemental and thus have to comply with HIPAA wellness program regulations described in the immediately preceding paragraph. According to FAB 2007-04, programs that do not meet these requirements may be subject to enforcement actions. HHS provided parallel guidance in Program Memorandum 08-01 (May 2008).

The Americans with Disabilities Act (ADA) prohibits discrimination on the basis of an employee’s disability or perceived disability. Among other things, it limits employers from inquiring about the disabilities of employees unless the questions are job-related and consistent with business necessity. The ADA also limits the circumstances in which an employer may require physical examinations or answers to medical inquiries. However, the ADA allows employers to conduct voluntary medical examinations and activities, including voluntary medical histories, as part of a voluntary wellness program. A wellness program is “voluntary” if the employer neither requires participation nor penalizes employees who do not participate. Records acquired as part of a wellness program must be kept confidential and may not be used for a discriminatory purpose. Many states and localities provide similar protections to employees.

The Genetic Information Nondiscrimination Act restricts the collection or use of genetic information for underwriting purposes, and treats the offering of incentives or disincentives for completing an HRA or participating in a wellness program as underwriting. See “— Genetic Information Nondiscrimination Act (GINA),” above.

We provide certain services related to wellness programs in connection with our site.  We believe that we are in compliance with the laws and regulations applicable to these services, to the extent they apply to us.

Medical Professional Regulation

The practice of most healthcare professions requires licensing under applicable state law. In addition, the laws in some states prohibit business entities from practicing medicine, which is referred to as the prohibition against the corporate practice of medicine. We do not believe that we engage in the practice of medicine, and we have attempted to structure our Website, strategic relationships and other operations to avoid violating these state licensing and professional practice laws. We do not believe that we provide professional medical advice, diagnosis or treatment. We employ and contract with physicians who provide only health information to consumers, and we have no intention to provide medical care or advice. A state, however, may determine that some portion of our business violates these laws and may seek to have us discontinue those portions or subject us to penalties or licensure requirements. Any determination that we are a healthcare provider and acted improperly as a healthcare provider may result in liability to us. Specifically, we post the following disclaimer on our site:  All statements are the opinion of staff at HealthTalkLive.com and are not intended to diagnose, treat, cure or prevent any disease. All ideas provided are given based upon information provided, including all health experiences, therapies, surgeries, medications taken, etc., in the past, present or foreseeable future. Johnie, Vicki, other healthtalklive.com staff, and anyone directly associated with the website, HealthTalkLive.com, are not responsible for negative or harmful side effects you may experience as a result of ideas shared. No other company, person or entity is associated with HealthTalkLive.com, Johnie, Vicki or any staff member; nor is there any association, obligation or interest between HealthTalkLive.com and sponsors, discount participants or advertisers, implied or otherwise, as having any association or agreement with views and opinions provided on HealthTalkLive.com. Prescription drugs have the potential for harmful side-effects, which may also be influenced by using nutritional supplements; please consult with your Medical Doctor and Pharmacist before using supplements of any kind. Only your Medical Doctor and Pharmacist are acquainted with your health issues and are able to diagnose your specific healthcare requirements. No one at HealthTalkLive.com is trained to diagnose and you should never self-diagnose in lieu of proper medical care and advice. Please avail yourself of all diagnostic testing available to you. Statements made may not have been evaluated by the Food and Drug Administration. If you are exhibiting symptoms or have a health concern, we encourage you to contact your physician immediately.

Healthcare Reform

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (which we refer to as the Reform Legislation), was signed into law in March 2010. The Reform Legislation makes extensive changes to the system of healthcare insurance and benefits in the U.S. In general, the Reform Legislation seeks to reduce healthcare costs and decrease the number of uninsured legal U.S. residents by, among other things, requiring individuals to carry, and certain employers to offer, health insurance or be subject to penalties. The Reform Legislation also imposes new regulations on health insurers, including guaranteed coverage requirements, prohibitions on certain annual and all lifetime limits on amounts paid on behalf of or to plan members, increased restrictions on rescinding coverage, establishment of minimum medical loss ratio requirements, a requirement to cover certain preventive services on a first dollar basis, the establishment of state insurance exchanges and essential benefit packages, and greater limitations on how health insurers price certain of their products. The Reform Legislation also contains provisions that will affect the revenues and profits of pharmaceutical and medical device companies, including new taxes on certain sales of their products.

Many of the provisions of the Reform Legislation that expand insurance coverage will not become effective until 2014, and many provisions require regulations and interpretive guidance to be issued before they will be fully implemented. Some provisions do not apply to health plans that were in place when the Reform Legislation was enacted and have not been substantially changed since. In addition, it is difficult to foresee how individuals and businesses will respond to the choices available to them under the Reform Legislation. Furthermore, the Reform Legislation will result in future state legislative and regulatory changes, which we are unable to predict at this time, in order for states to comply with certain provisions of the Reform Legislation and to participate in grants and other incentive opportunities. In addition, Congress is considering various proposals to repeal some or all of the Reform Legislation.

While we do not currently anticipate any significant adverse effects on us as a direct result of application of the Reform Legislation to our business or on our company in its capacity as an employer, we are unable to predict what the indirect impacts of the Reform Legislation will be on our business through its effects on other healthcare industry participants, including pharmaceutical and medical device companies that are advertisers and sponsors of our public portals and employers and health plans that are clients of our private portals. Healthcare industry participants may respond to the Reform Legislation or to uncertainties created by the Reform Legislation by reducing their expenditures or postponing expenditure decisions, including expenditures for our services, which could have a material adverse effect on our business.

However, we believe that certain aspects of the Reform Legislation and future implementing regulations that seek to reduce healthcare costs may create opportunities for us with respect to our capabilities in providing health and wellness information and education. For example, the Reform Legislation encourages use of wellness programs through grants to small employers to establish such programs, permission for employers to offer larger rewards than under prior law, in the form of waivers of cost-sharing, premium discounts, or additional benefits, to employees for participating in these programs and meeting certain standards, and the inclusion of wellness services and chronic disease management among the essential health benefits that certain plans are required to provide. In addition, we believe that, as the Reform Legislation is implemented and consumers begin shopping for health insurance in the new markets that it creates, we will be well positioned to provide information and decision-support tools to assist consumers in choosing an appropriate health plan for their needs. However, we cannot yet determine the scope of any such opportunities or what competition we may face in our efforts to pursue such opportunities.

Competition

Competition in the healthcare information and services industry is intense. We will face direct competition with other online services and websites, including blogs providing information about traditional and naturopathic health care and products, other small websites providing such information, as well as from subsidiaries or other affiliates of larger health information and services websites, many of which have substantially greater resources than we do. We will initially be a small competitor in the market.

Our principal larger competitors will be websites such as WebMD, Yahoo.com and About.com and other websites that provide general-purpose consumer online services, as well as other high-traffic websites that include healthcare-related and non-healthcare-related content and services. Our competitors also include more specialized providers of online services, tools and applications for healthcare consumers, such as iVillage.com, DrKoop.com, drugs.com, eMedicine.com and Realage.com. We also face competition from governmental and non-profit sites, such as NIH.com and medline.com.  We intend to compete with these larger competitors by offering more comprehensive services and information. We believe that users of our website will find all of the information they seek by visiting our website rather than needing to visit multiple sites to find similarly comprehensive information.

Some of our competitors have greater financial, technical, marketing and other resources than we do and some are better known than we are. We cannot provide assurance that we will be able to compete successfully against these organizations. As a result these competitors may:

-	Succeed in providing information and services that are equal to or superior to our information and services or that achieve greater market acceptance than our information and service;
-	Devote greater resources to developing, marketing or selling their products;
-	Respond more quickly to new or emerging information or service technologies, which could render our information and services obsolete or less preferable;
-	Withstand competition in the industry more effectively than we can.
-	Establish cooperative relationships among themselves or with third parties that enhance their ability to address the needs of our customers or prospective customers; and
-	Take advantage of other opportunities more readily than we can.

Since there are no substantial barriers to entry into the markets in which we participate, we expect that additional competitors will continue to enter these markets.

Employees

Our only full time employees are Johnie Yawn and Vicki Yawn.  They are the founders of our company and perform all clerical, administrative, managerial and sales functions at the present time.  We also utilize 5-10 part time workers as independent contractors who work on our website as programmers and developers as needed.

Additional Information

We are a public company and file annual, quarterly and special reports and other information with the SEC. We are not required to, and do not intend to, deliver an annual report to security holders. You may read and copy any document we file at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. You can request copies of these documents by writing to the SEC and paying a fee for the copying cost. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference room. Our filings are also available, at no charge, to the public at http://www.sec.gov.

Item 2. Description of Property

Our business office address is 1955 Baring Boulevard, Sparks, NV 89434

We do not currently rent any property. We do not intend to renovate, improve, or develop properties.  We are not subject to competitive conditions for property and currently have no property to insure.  We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages.  Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

Item 3. Legal Proceedings

We are not a party to any material legal proceedings nor are we aware of any circumstance that may reasonably lead any third party to initiate material legal proceedings against us.

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Trading History

Our common stock is quoted on the Over-The-Counter Bulletin Board under the symbol “HLTK.”

Bid Information*

Financial Quarter Ended	High Bid	Low Bid

March 31, 2014	$.87	$.35
December 31, 2013 – Not Trading	$.0	$.0
__________
* The quotation do not reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of March 31, 2014 there were approximately 50 stockholders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the Board of Directors considers relevant.

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

●	we would not be able to pay our debts as they become due in the usual course of business; or

●
our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution, unless otherwise permitted under our articles of incorporation.

Recent Sales of Unregistered Securities

For the quarter ended March 31, 2014 the Company issued 240,000 shares at $.10 to one U.S investor, the Companys stock transfer agent in exchange for professional services valued at $24,000. This value was based on the latest sales of the Companys common stock, which was $.10 per share. The sale was made under Section 4(2) of the 1933 Act which was available in that this was a sale to one entity that had extensive knowledge of the Company through its professional relationship and had due to its experience in the business had the requisite knowledge and experience to evaluate the risks and merits of this transaction.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Item 6. Selected Consolidated Financial Data.

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this Form 10-K.

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking. Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national, and local general economic and market conditions; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; change in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; the risk of foreign currency exchange rate; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

Although the forward-looking statements in this Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this Form 10-K.

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

Overview

Our business provides natural health and wellness information services through our real-time interactive website, HealthTalkLive.com. Users of our site have access to information on traditional and natural methods of health care and how to employ those methods, either alone or as a compliment modern medical treatment. HealthTalkLive.com is an integrative health site.

Information is disseminated through the live chat forum, reference center, news E-newsletters, Health Tools, Medical Videos, and email.

The type of information disseminated is highly customizable to the user’s inputs. The information distributed comes from Health Guides and personal Health Calculators that are widely available in Health and Medical Journals. In some cases, the “forum” or open “blog” will answer individual questions. These questions are answered by various users of the site and are not validated or endorsed by the company. All statements are the opinion of Company and are not intended to diagnose, treat, cure or prevent any disease.

The Company’s advice for wellness includes integrative medicine. The National Institute of Health defines Integrative Medicine as the combination of conventional medicine with Complementary and Alternative Medicine for which there is evidence of safety and effectiveness. Integrative Medicine is designated to treat the person and not just the disease. This approach depends on a partnership between the patient and the doctor, where the goal is to treat the mind, body, and spirit all at the same time. The Company believes that through integration, more time and attention can be spent on a broader approach to healing, and is not based entirely on Western Medical thought.  The National Center for Complementary and Alternative Medicine (NCCAM), part of the National Institute of Health (nih.gov) is in the process of changing its name to theNational Center for Research on Complementary andIntegrativeHealth(NCRCI).

The business plan calls for revenues to be generated through individual monthly subscriptions and advertising on the web-portal. As of the current date, the company has not entered into any definitive agreements with any outside vendors for additional services regarding advertising or revenue sharing agreements.

Currently, we have paid no consideration to publicly acknowledge on our website or through any other means how many subscribers we have and their status e.g. Platinum, and Silver and what number of each type of member and their status may be. We also do not disclose the number or percentage of annual or semi-annual membership fees. However, in the future, we may find it more feasible to break up numbers and percentages of subscribers and payment terms of subscribers.

As of the date of this quarterly filing, we have generated minimal revenues. However, we have done all the necessary work to have our registration statement declared effective by the SEC on October 17, 2013 and have obtained and OTC Market trading symbol of HLTK.

Results of Operations

For the fiscal year ended March 31, 2014 vs. March 31, 2013

Revenue

For the fiscal year ended March 31, 2013, the company had net total revenues of $7,028 which came from the sale of subscription agreements to its website.

For the fiscal year ended March 31, 2014, the company had net total revenues of $4,893 a decrease of 30% which came from the decrease in sales of subscription agreements to its website.

Expense

Our expenses consist of selling, general and administrative expenses as follows:

For the fiscal year ended March 31, 2013 there were a total of $46,262 in operating expenses, which includes Legal and professional fees of $21,637, Website hosting and maintenance of $4,624, computers $2,636, Bank charges $1,721, Telephony $967,  office and other expenses of $2,677 and depreciation and amortization of $12,000.

For the fiscal year ended March 31, 2014, there were a total of $111,593 in operating expenses, which includes Legal and professional fees of $89,198, Website hosting and maintenance of $301, Office and other expenses $11,530, computers $0, Bank charges $1,504, Telephony $0 and depreciation and amortization of $4,500.  Increases in operating expenses were due to the public listing process.

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities as well as incur public listing expenses.

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in the USA for the fiscal year ended March 31, 2014 due to the net operation loss in the USA.

Net Loss

We incurred net losses of $39,234 for the fiscal year ended March 31, 2013 and net losses of $106,700 for the fiscal year ended March 31, 2014. The increase in net loss was due to an increase in expenditures office, general and administrative, professional and legal expenses.

Significant Accounting Policies  Long-lived Assets

Long-lived Assets consist principally of costs to build the Companys website. Impairments are analyzed each year to determine if write-downs are required to be recorded. Management has evaluated these assets and determined that no impairment has occurred through year end March 31, 2014.

Going Concern

HealthTalkLive is still a going concern as revenues have been insufficient to provide cash flow for operating activities and the Company has not been profitable in any year since inception.  The Company has had to rely on issuances of new stock and loans from stockholders to finance the Companys operations to date.  Managements expectation is that the Company will become profitable as of the FY ending March 31, 2015 due the addition of new paid advertisers on their website.

Stockholder debt

The Company owes the majority stockholders $65,000 as of March 31, 2014. As it is not the intention to repay this debt until the Company is fully solvent, the debt is not expected to be repaid for at least five years. However, if the Company has significant cash balances and can afford to repay some or all of this debt, the stockholders may request payment sooner.

At March 31, 2014 the maturity of the stockholder debt is as follows:

Year ended March 31,
2014	$0
2015	0
2016	0
2017	0
2018	0
Thereafter	65,000
$65,000

Commitments and Contingencies

Our web presence is being hosted by a 3rd Party Hosting Company. We are a month-to-month contract with this company. The information on our website is not sourced from any particular vendor, but contains abstractions from commonly available medical journals and information based media outlets. We offer various levels of paid subscriptions:

Subscription Options
Monthly Silver Membership - FREE - Ongoing
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

Liquidity and Capital Resources

	Fiscal Year Ended March 31, 2014	Fiscal Year Ended March 31, 2013

Current Ratio	.11	5.03
Cash	$1,112	50,783
Working Capital	$(9,047)	40,701
Total Assets	$90,310	137,075
Total Liabilities	$65,000	65,082

Total Equity	$15,151	71,993

Total Debt/Equity	4.29	.904
__________
*	Current Ratio = Current Assets / Current Liabilities

**	Total Debt / Equity = Total Liabilities / Total Shareholders Equity.

The Company had cash and cash equivalents of $1,112 and working capital of $(9,047) for the year ended March 31, 2014. For the year ended March 31, 2013, the Company had cash and cash equivalents of $50,783 and working capital of $40,701. For the year ended March 31, 2014 the Company had $65,000 in Total Liabilities and Debt and for the year ended March 31, 2013, the company had $55,000 in Liabilities and Debt.

Our business plan includes the following milestones:

Milestones

EVENT	ACTION	ESTIMATED TIME TO COMPLETE	ESTIMATED COST
Hiring Symposium, San Antonio, TX	Attract talent to build new, fully interactive website	6-8 months	$750,000 - $ 1,000,000
Additional Hiring	Hire forum moderators to cover the website 24 hours a day, seven days a week	1 month	$600,000 for first year
	Hire staff researchers for radio program, news section, and reference center	4-5 months	$600,000 for first year
Advertising	Radio TV and Internet campaign	Re-launch of the National Health Talk Live Radio Program – As soon as a Time slot is available.	500,000 – 700,000
TOTAL			$2,450,000 - $2,900,000

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

As of March 31, 2014, HealthTalkLive.com has $1,112 in cash on-hand. If we maintain operations at current levels, we anticipate we will incur approximately $36,000 in additional expenses in the next 12 months. We anticipate additional costs associated with our going and staying public in the next 12 months of approximately $20,000. Accordingly, we estimate a burn rate of $3,700 per month during the next 12 months. These numbers are based on the maintenance of the website and professional expenses. We anticipate funding these anticipated expenses with revenues. From formation on April 1, 2011 through March 31, 2014, the website has generated $15,816 in revenues solely from memberships. If we do not generate enough revenue through memberships and advertising to cover our estimated expenses for the next 12 months, our President Johnie Yawn and our Secretary Vicki Yawn have agreed to loan the Company money to continue operations. The Company as of March 31, 2014 owes $65,000.00 to Johnie and Vicki Yawn from previous loans for operations. These loans were made on an oral basis without interest, due upon demand. Management is under no obligation to loan the Company additional funds for operations. If Johnie and Vicki Yawn exercise their rights under the loan agreement and demand immediate repayment of all sums due, it is currently unlikely that the Company has the resources to make such repayments and may not have such resources in the future if such demand were made, which in the worst case could cause the Company to have to cease operations as the Company would have no funds available to continue operations.

Our auditor has indicated in its report that our losses and need to rely on loans from management raises substantial doubt about our ability to continue as a going concern.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Stein & Company, LLP
Certified Public Accountants

Jon Stein, Certified Public Accountant jonsteincpa@yahoo.com:
Member of the American Institute of Certified Public Accountants	Member of the California Society of Certified Public Accountants
55 N. Central Ave. 17th Floor Glendale, CA 91203	Phone: (818) 649-8350 Cell: (818) 634-2276

Report of Independent Registered Public Accounting Firm

Board of Directors of HealthTalk Live, Inc.

We have audited the accompanying balance sheets of HealthTalk Live, Inc. as of March 31, 2014 and 2013, and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the years ended March 31, 2014 and 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal controls over financial reporting. Our audit included consideration of internal controls over financials reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in note 9, subsequent to the issuance of the financial statements for the year ended March 31, 2013 the Company discovered an error in the way it accounted for start-up expenses. Therefore, the financial statements for the year ended March 31, 2013 have been restated.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HealthTalk Live, Inc. as of March 31, 2014, and the results of its operations and their cash flows for each of the two years in the years ending March 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 accompanying the financial statements, the Company has incurred continuing losses from operations not been profitable, has an accumulated deficit of approximately $130,000 and has needed to rely on new stock issuances and loans from its officers to operate, a sign indicating additional capital will be needed to advance the development of the Company’s services and products to the point at which they may become commercially viable. These conditions, among others, raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts to the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Stein & Company, LLP

Certified Public Accountants

Glendale, California
July 3, 2014

Item 8. Financial Statements

HEALTHTALK LIVE, INC.
BALANCE SHEETS

	March 31,	March 31,
	2014	2013
		(as restated)
ASSETS
Current assets -
Cash	$1,112	$50,783

Non-current assets:
Net property and equipment	89,198	86,292

Total assets	$90,310	$137,075

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities -
Accounts payable	$10,159	$10,082

Long-term liability -
Due to officers	65,000	55,000

Stockholders' equity:
Common stock; par value $.001
100,000,000 shares authorized;
32,217,585 and 31,719,000 issued and outstanding, respectively	32,218	31,719
Additional paid-in capital	219,540	170,181
Accumulated deficit	(236,607)	(129,907)

Total stockholders' equity	15,151	71,993

Total liabilities and stockholders' equity	$90,310	$137,075

HEALTHTALK LIVE, INC.
STATEMENTS OF OPERATIONS

	Year ended	Year ended
	March 31, 2014	March 31, 2013
		(as restated)

Revenues	$4,893	$7,028

Operating expenses:
Legal and professional	89,198	21,637
Advertising and promotion	4,560	-
Depreciation and amortization	4,500	12,000
Website hosting and maintenance	301	4,624
Office and other expenses	11,530	2,677
Computer	-	2,636
Bank and credit card charges	1,504	1,721
Telephone	-	967
Total operating expenses	111,593	46,262

Net loss	$(106,700)	$(39,234)

Loss per Share:
Basic and diluted loss per share	$-	$-

Basic and diluted weighted average shares outstanding	31,823,629	31,154,253

HEALTHTALK LIVE, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock; par value $.001 100,000,000 shares authorized				Total
	Outstanding		Additional	Accumulated	stockholders'
	shares	Amount	paid-in capital	deficit	equity

Balances, March 31, 2012 (as restated)	30,554,000	$30,554	$54,846	$(90,673)	$(5,273)

Issuances of common stock	1,165,000	1,165	115,335	-	116,500

Net loss for the year ended March 31, 2013 (as restated)	-	-		(39,234)	(39,234)

Balances, March 31, 2013 (as restated)	31,719,000	31,719	170,181	(129,907)	71,993

Issuances of common stock	498,585	499	49,359	-	49,858

Net loss for the year ended March 31, 2014	-	-		(106,700)	(106,700)

Balances, March 31, 2014	32,217,585	$32,218	$219,540	$(236,607)	$15,151

HEALTHTALK LIVE, INC.
STATEMENTS OF CASH FLOWS

	Year ended	Year ended
	March 31, 2014	March 31, 2013
		(as restated)
Cash flows provided by operating activities:
Net loss	$(106,700)	$(39,234)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	4,500	12,000
Issuance of common stock for services	49,858	6,000
Increase (decrease) in liabilities:
Accounts payable	77	(13,951)

Net cash (used in) operating activities	(52,265)	(35,185)

Cash flows (used for) investing activities -
Purchases of property and equipment	(7,406)	(36,399)

Net cash (used in) investing activities	(7,406)	(36,399)

Cash flows provided by financing activities -
Proceeds on due to officers	10,000	92,643
Payments on due to officers	-	(75,594)
Issuance of common stock	-	104,500

Net cash provided by financing activities	10,000	121,529

Increase (decrease) in cash	(49,671)	49,945

Cash-beginning of period	50,783	838

Cash-end of period	$1,112	$50,783

Cash paid for interest:	$-	$-

HEALTHTALK LIVE, INC.

NOTES TO FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Formation and Business Activity

HealthTalk Live, Inc. (the Company) was formed on April 1st, 2011 in the state of Nevada and operations commenced immediately. However, the planned principal operations have not yet commenced.

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

HEALTHTALK LIVE, INC.

NOTES TO FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Formation and Business Activity (Continued)

The Company is still in the process of building out its website and is also changing to an advertising based revenue model. It is not known how this new website will be accepted and used by the public, which will be the impetus behind higher advertising rates charged.

The Company is in the process of raising additional equity capital to support the completion of its website. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to maintain and build the website and fund operations.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided by the straight-line method over the useful lives of the related assets, from three to five years.

The cost of building the Company’s website has been capitalized and amortized over a period of three years. Expenditures for minor enhancements and maintenance are expensed as incurred.

Reclassifications

The Company has reclassified $49,359 and $115,335 of common stock to additional paid-in capital for the years ended March 31 2014 and 2013, respectively. This change was done to properly reflect the issuance of common stock at par value.

Long-lived Assets

The Company’s long-lived assets and other assets (consisting of property and equipment) are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, “ Property, Plant, and Equipment”, and FASB ASC Topic 205 “ Presentation of Financial Statements ”. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows.

HEALTHTALK LIVE, INC.

NOTES TO FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Long-lived Assets (continued)

Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through March 31, 2014 and 2013, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

Revenue Recognition

The Company expects to recognize revenues in accordance with the guidelines of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition”.

Under SAB 104, four conditions must be met before revenue can be recognized: (i) there is persuasive evidence that an arrangement exists, (ii) delivery has occurred or service has been rendered, (iii) the price is fixed or determinable, and (iv) collection is reasonably assured.

Income Taxes

The Company is subject to income taxes in the U.S. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. In accordance with FASB ASC Topic 740, “Income Taxes,” the Company provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The Company accounts for income tax under the provisions of FASB ASC Topic 740, “Income Taxes”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns. Deferred income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities. Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

HEALTHTALK LIVE, INC.

NOTES TO FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2014 and 2013 the fair value of cash and accounts payable, approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

Fair Value Measurements

FASB ASC Topic 825 “Financial Instruments,” requires disclosure about fair value of financial instruments.

The FASB ASC Topic 820, Fair Value Measurements and Disclosures, clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements.

The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities. These inputs are summarized in the three broad levels listed below.

•	Level 1 – observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets.

•	Level 2 – other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc.).

•	Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments).

HEALTHTALK LIVE, INC.

NOTES TO FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value Measurements (Continued)

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared.

Implementation of FAS No. 2014-10

The Company has implanted FAS No. 2014-10 which changed the way in which developmental stage companies disclosure results of operations. The Company is no longer required to report on and disclose operational results from inception to date and all references to “developmental stage” have been removed from these financial statements.

As the Company has not yet commenced principal operations whose planned principal operation is an integrative and interactive web portal designed for consumers throughout the world.

During the last year, the Company raised additional equity capital to support the completion of its development activities. The Companys activities are subject to significant risks and uncertainties, including failure to secure additional funding to operationalize the Companys current technology before another company sets up a similar web portal.

Recent Accounting Pronouncements

The Company has evaluated new accounting pronouncements that have been issued and are not yet effective for the Company and determined that there are no such pronouncements expected to have an impact on the Company’s future financial statements.

2.	GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the years ended March 31, 2014 and 2013 the Company had an accumulated deficit of approximately $237,000 and $130,000 respectively, had net losses of approximately $107,000 and $39,000 respectively, and net cash used in operating activities of approximately $52,000 and $41,000 respectively, with little revenue earned since inception, and a lack of operational history. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to commence operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of additional public and/or private offerings of its stock. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

HEALTHTALK LIVE, INC.

NOTES TO FINANCIAL STATEMENTS

2.	GOING CONCERN (Continued)

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.	PROPERTY AND EQUIPMENT

	Year ended March 31, 2014	Year ended March 31, 2013

Website development	$88,965	$81,559
Studio and office equipment	20,909	20,909

	109,874	102,468
Less: accumulated depreciation and amortization	(20,676)	(16,176)

Ending Balance	$89,198	$86,292

4.	RELATED PARTY TRANSACTIONS

Loan from officers-stockholders

During the year ended March 31, 2013, John and Vicki Yawn loaned the Company a total of $92,623 and were repaid $75,594, resulting in a net balance due them of $55,000.

During the year ended March 31, 2014, John and Vicki Yawn loaned the Company a total of $10,000, resulting in a net balance due them of $65,000.

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

On June 4, 2012 the Company issued 50,000 shares of common stock to Hunter, Molloy and Salcido LLP in exchange for legal services valued at $5,000. This value was based on the latest sales of the Company’s common stock, which was $.10 per share.

On July 31, 2012 the Company issued 10,000 shares to Shawn Youngquist in exchange for consulting services valued at $1,000. This value was based on the latest sales of the Company’s common stock, which was $.10 per share.

From April 1, 2012 to March 31, 2013 there were an additional 1,105,000 shares of common stock issued to thirty three non-affiliated stockholders at $.10 per share for a total of $110,500.

On June 26, 2013 the Company issued 100,000 shares of common stock to Richard Oravec in exchange for professional services valued at $10,000. This value was based on the latest sales of the Company’s common stock, which was $.10 per share.

On June 26, 2013 the Company issued 79,292 shares of common stock to Michael T. Williams in exchange for professional services valued at $7,929. This value was based on the latest sales of the Company’s common stock, which was $.10 per share.

On June 26, 2013 the Company issued 79,293 shares of common stock to Todd Feinstein in exchange for professional services valued at $7,929. This value was based on the latest sales of the Company’s common stock, which was $.10 per share.

On January 13, 2014 the Company issued 240,000 shares of common stock to its stock agent, Globex Transfer LLC, the Company’s stock agent in exchange for professional services valued at $24,000. This value was based on the latest sales of the Company’s common stock, which was $.10 per share.

HEALTHTALK LIVE, INC.

NOTES TO FINANCIAL STATEMENTS

6.	INCOME TAXES

The provision (benefit) for income taxes for the years ended March 31, 2014 and 2013, assumes a 34% effective tax rate for federal income taxes. The Company has no state income tax liability:

	March 31, 2014	March 31, 2013

Current tax provision:
Federal	$(28,000)	$(13,000)
Taxable income - federal	$(83,000)	$(39,000)

Deferred tax provision	$28,000	$13,000

The Company had deferred income tax assets as of March 31, 2014 and 2013 are as follows:

	March 31, 2014	March 31, 2013

Loss carryforwards	$72,000	$44,000
Less – valuation allowance	(72,000)	(44,000)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the fiscal years ended March 31 2014 and 2013, respectively, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

At March 31, 2014, the Company had approximately $237,000 in Federal tax loss carryforwards that can be utilized in future periods to reduce taxable income, and begin to expire in 2027. Pursuant to Internal Revenue Code Section 382, the future utilization of our net operating loss carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.

The Company incurs no Nevada State Taxes. The Company did not identify any material uncertain tax positions on tax returns that will be filed. The fiscal years ended March 31, 2014, 2013 and 2012 are open for potential examination.

HEALTHTALK LIVE, INC.

NOTES TO FINANCIAL STATEMENTS

7.	CONTINGENCIES

Legal

The Company is not involved in any legal matters arising in the normal course of business. While incapable of estimation, in the opinion of the management, the individual regulatory and legal matters in which it might involve in the future are not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

8.	EARNINGS PER SHARE

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

The Company had no potential additional dilutive securities outstanding for the three month periods ended June 30, 2013 and 2012 and for fiscal years ended March 31, 2013 and 2012.

The following table sets forth the computation of basic and diluted net income per share:

	For The Fiscal Years Ended March 31,
	2014	2013

Net loss attributable to the common stockholders	$(106,700)	$(39,234)

Basic weighted average outstanding shares of common stock	31,823,629	31,154,253
Dilutive effect of common stock equivalent	-	-
Diluted weighted average common stock and common stock equivalents	31,823,629	31,154,253

Earnings (loss) per share:
Basic and diluted	$(0.00)	$(0.00)

HEALTHTALK LIVE, INC.

NOTES TO FINANCIAL STATEMENTS

9.	SUBSEQUENT EVENTS

Management has evaluated subsequent events through July 3, 2014 the date for which the financial statements were ready for issue. No events subsequent to March 31, 2014 were identified that would have a material impact on these financial statements.

10.	RESTATEMENT OF FINANCIAL STATEMENTS

The Company’s management conducted an analysis of start-up costs. Initially, start up costs that were related to legal and professional services were capitalized as organizational costs and amortized over five years. After further review, it was determined that these costs should not have been capitalized and should have been expensed in the period incurred. The table below summarizes the adjustment that impacted the year ended March 31, 2013:

	As originally reported March 31, 2013	Adjustment	As restated, March 31, 2013

Organizational costs, net	$73,675	$(73,675)	$-
Total assets	$210,750	$(73,675)	$137,075

Deprec and amortizartion	$21,502	$(9,502)	$12,000
Total operating expenses	$55,764	$(9,502)	$(46,262)

Net loss	$(48,736)	$(9,502)	$(39,234)

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures.
.
None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that information required to be disclosed in this quarterly report on Form 10-k was properly recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. The Company’s controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers to allow timely decisions regarding required disclosure.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at March 31, 2014 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at March 31, 2014, our disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

As a Registrant filing under Section 15(d), this information is not required until March 31, 2015 fiscal year.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2013, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Directors and Officers

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our directors and executive officers are as follows:

Name	Age	Position
Johnie M. Yawn	66	President and Director
Vicki L. Yawn	58	Secretary and Director
George Carter	84	Director

Johnie M. Yawn joined HealthTalk Live, Inc at the onset in April 2011. He is the President of Health Talk Live. Prior to joining HealthTalk Live, Inc. he was the President of VitaGanza Health Foods, LLC from November 2000 to April 2011. Mr. Yawn was credentialed by the Indiana Counselors Association on Alcohol and Drug Abuse (ICADA) as a Drug and Alcohol Counselor in Indiana from 1980 – 1991. He was also a Certified Alcohol Drug Abuse Prevention (ADAP) Officer in the United States Army from 1972-1976. In 1978 Mr. Yawn received a BS in Psychology from Marian College, Indianapolis, IN. In 1982 he received a MA in Psychology from Ball State University, Muncie, Indiana. In 1985 he received a Ph.D. in Psychology from Great Lakes University. He does not currently have any other business associations. As a member of the board, Mr. Yawn contributes his knowledge of the company and a deep understanding of all aspects of our business, products and markets, as well substantial experience developing corporate strategy, assessing emerging industry trends, and business operations.

Vicki L. Yawn joined HealthTalk Live, Inc. at the onset in April 2011. She is the Vice President and Secretary of Health Talk Live and is also the Co-Host for the HealthTalk Live Talk Show radio program. Prior to joining HealthTalk Live, Inc. she was the Vice President of VitaGanza Health Foods, LLC from November 2000 to April 2011. She previously acted as co-host for the VitaGanza Health Talk Show radio program. Ms. Yawn is currently a candidate for a license as a Doctor of Naturopathic Medicine. She anticipates receiving the license in 2013. Prior to pursuing a license to practice as a Doctor of Naturopathic Medicine, Ms. Yawn received a Hanna Kroeger Practitioner Certification in 2004 in a program for vibropathic (homeopathic) and herbal combinations. In 2002 she completed 26 courses in nutrition science at Nature’s Plus University. Health Talk Live Inc. is her only business activity. As a member of the board, Mrs. Yawn also contributes her knowledge of the company and a deep understanding of all aspects of our business, products and markets, as well substantial experience developing corporate strategy, assessing emerging industry trends, and business operations.

George W. Carter joined us at the onset in April 2011 as Director. Prior to joining us, he was the President of George W. Carter and Associates Investments and Insurance from 1966 to 1993. Subsequent to retirement to date he has been a mentor for SCORE (Service Corps Of Retired Executives), giving free, confidential advice to startup businesses. In 1965, he received a BS in Finance Indiana University, Bloomington Indiana. As a member of the board, Mr. Carter contributes the benefits of his years of executive leadership and management experience and SCORE consulting dealing with businesses like ours.

Corporate Governance

Our board of directors has determined that we have one board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules, Mr. Carter.

We do not have any standing audit, nominating and compensation committees of the board of directors, or committees performing similar functions. We do not currently have a Code of Ethics applicable to our principal executive, financial or accounting officer. All Board actions have been taken by Written Action rather than formal meetings.

Family Relationships

Johnie Yawn, President and Vicki Yawn, Secretary are married.

Legal Proceedings

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last ten years in any of the following:

●	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time,

●	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses),

●
Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities,

●
Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

●
Having any government agency, administrative agency, or administrative court impose an administrative finding, order, decree, or sanction against them as a result of their involvement in any type of business, securities, or banking activity.

●	Being the subject of a pending administrative proceeding related to their involvement in any type of business, securities, or banking activity.

●	Having any administrative proceeding been threatened against you related to their involvement in any type of business, securities, or banking activity.

Section 16(a) Beneficial Ownership Reporting Compliance

We are not subject to the filing requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended.

Item 11. Executive Compensation.

Since inception on April 1, 2011, we have not paid any compensation to our two executive officers and we have no agreements or understandings, written or oral, to pay them compensation.

At this time, there has been no executive compensation. The monies obtained for Platinum and Silver Memberships are used to pay toward running the website; however, nearly all costs of this endeavor are shared by the two founding members. At this time, there is no money for compensation.

As to whether we may begin compensating our officers after your initial public offering or there will be in the future circumstances in which they will start to receive salaries or other compensation: Two years ago, the Board discussed compensation for the founders/management but there have never been sufficient revenues beyond those needed to support continued operations available to enact such compensation. At no time would the founders/management receive compensation to the detriment of the development corporation or its function or to the detriment of the stock-holders meaning there would have to be sufficient positive cash flow to fund all the operations of the Company that management has described in “Milestones” and there would be excess cash flow to pay management salary. Management would then determine when they would be paid salaries and how much for particular periods. There are no written agreements in effect with respect to the foregoing but management has indicated orally they will follow this policy.

Board of Directors

Director Compensation

This table is for our fiscal year ended March 31, 2014.

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
George W. Carter [1]	0	0	0	0	0	0	$0.00
Johnie Yawn	0	0	0	0	0	0	$0.00
Vicki Yawn	0	0	0	0	0	0	$0.00

No director was paid in any form of compensation for acting as a Director as of March 31, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth the ownership, as of the date of this prospectus, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group.  To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted.  There are not any pending or anticipated arrangements that may cause a change in control.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown. The business address of the shareholders is Corporate Administrative Services, Inc. 1955 Baring Boulevard, Sparks, NV 89434.

Name	Number of Shares of Common stock	Percentage before offering	Percentage after offering if registered shares sold
Johnie Yawn & Vicki Yawn [1]	30,000,000	93.12%	93.16%
George W. Carter	0	0%	0%
All executive officers and directors as a group [3 persons]	30,000,000	93.12%	93.16%

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 32,217,585 shares of common stock outstanding as of March 31, 2014.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Name	Title	Number of shares	Date	% of common stock
John Yawn	President	15,000,000	04/01/11	46.56
Vicki Yawn	Vice President/ Sec	15,000,000	04/01/11	46.56

Totals		30,000,000		93.12

Director Independence

Our board of directors has determined that we have one board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Item 14. Principal Accountant Fees and Services.

Stein & Company LLP was our independent auditors for the fiscal years ended March 31, 2014 and 2013.

The following table shows the fees paid or accrued by us for the audit and other services provided by our auditor for fiscal 2014 and 2013.

	2014	2013

Audit Fees	$0	$7,180
Audit-Related Fees
Tax Fees		750
All Other Fees	2,060	750
Total	$2,060	$8,680

As defined by the SEC, (i) “audit fees” are fees for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-K, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii) “audit-related fees” are fees for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “audit fees;” (iii) “tax fees” are fees for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning; and (iv) “all other fees” are fees for products and services provided by our principal accountant, other than the services reported under “audit fees,” “audit-related fees,” and “tax fees.”

Under applicable SEC rules, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditors in order to ensure that they do not impair the auditors’ independence. The SEC’s rules specify the types of non-audit services that an independent auditor may not provide to its audit client and establish the Audit Committee’s responsibility for administration of the engagement of the independent auditors. Until such time as we have an Audit Committee in place, the Board of Directors will pre-approve the audit and non-audit services performed by the independent auditors.

Consistent with the SEC’s rules, the Audit Committee Charter requires that the Audit Committee review and pre-approve all audit services and permitted non-audit services provided by the independent auditors to us or any of our subsidiaries. The Audit Committee may delegate pre-approval authority to a member of the Audit Committee and if it does, the decisions of that member must be presented to the full Audit Committee at its next scheduled meeting.

Item 15. Exhibits

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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
____________
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HealthTalk Live, Inc., a Nevada corporation

Date: July 7, 2014	By:	/s/ Johnie M. Yawn
Johnie M. Yawn
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	NAME	TITLE	DATE

/s/ Johnie M. Yawn	Johnie M. Yawn	President/Director/Principal Executive Officer/	July 7, 2014
Principal Financial Officer/Principal Accounting Officer

/s/ Vicki L. Yawn	Vicki L. Yawn	Secretary/Director	July 7, 2014

/s/ George Carter	George Carter	Director	July 7, 2014

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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
__________
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