Form 10-Q
period 2014-06-30
HealthTalk Live, Inc.
filed 2014-08-12
CIK 1580262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 12, 2014, there were 32,217,585 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHTALK LIVE, INC.
BALANCE SHEETS

ASSETS

	30-Jun	31-Mar
	2014	2014
Current assets -
Cash	$15,180	$1,112

Non-current assets:
Net property and equipment	86,198	89,198

Total assets	$101,378	$90,310

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities -
Accounts payable	$20,564	$10,159

Long-term liability -
Due to officers	80,000	65,000

Stockholders' equity:
Common stock; par value $.001 100,000,000 shares authorized; 32,217,585 and 31,719,000 issued and outstanding, respectively	32,218	32,218
Additional paid-in capital	219,540	219,540
Accumulated deficit	(250,944)	(236,607)

Total stockholders' equity	814	15,151

Total liabilities and stockholders' equity	$101,378	$90,310

HEALTHTALK LIVE, INC.
STATEMENTS OF OPERATIONS and ACCUMULATED DEFICIT

	Three Months Ended	Three Months Ended
	30-Jun-14	30-Jun-13

Revenues	$653	$1,488

Operating expenses:
Legal and professional	9,500	38,608
Advertising and promotion		3,905
Depreciation and amortization	3,000	3,000
Website hosting and maintenance	1,002
Office and other expenses	1,100	1,100
Computer	-	233
Bank and credit card charges	388	380
Telephone	-
Total operating expenses	14,990	47,226

Net loss	$(14,337)	$(45,738)

Beginning Accumlicated Deficit

Ending Accumlicated Deficit

Loss per Share:
Basic and diluted loss per share	$-	$-

Basic and diluted weighted average
shares outstanding	31,823,629	31,154,253

HEALTHTALK LIVE, INC.
STATEMENTS OF CASH FLOWS

	Quarter ended	Quarter ended
	30-Jun-14	30-Jun-13

Cash flows provided by operating activities:
Net loss	$(14,337)	$(45,738)
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
Depreciation and amortization	3,000	3,000
Issuance of common stock for services	-	25,858
Increase (decrease) in liabilities:
Accounts payable	10,405	(10,082)

Net cash (used in) operating activities	(932)	(26,962)

Cash flows (used for) investing activities -
Purchases of property and equipment	-	(7,406)

Net cash (used in) investing activities	-	(7,406)

Cash flows provided by financing activities -
Proceeds on due to officers	15,000	0
Payments on due to officers		0
Issuance of common stock	-	0

Net cash provided by financing activities	15,000	0

Increase (decrease) in cash	14,068	(34,368)

Cash-beginning of period	1,112	50,783

Cash-end of period	$15,180	$16,415

Cash paid for interest:	$-	$-

HEALTHTALK LIVE, INC.

NOTES TO FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2014 and 2013 the fair value of cash and accounts payable, approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

2.	GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended June 30, 2014 the Company had an accumulated deficit of approximately $251,000, had net losses of approximately $14,000, and net cash used in operating activities of approximately $1,000, with little revenue earned since inception, and a lack of operational history. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

HEALTHTALK LIVE, INC.

NOTES TO FINANCIAL STATEMENTS

3.	PROPERTY AND EQUIPMENT

	Quarter ended June 30, 2014	Year ended March 31, 2014

Website development	$88,965	$88,965
Studio and office equipment	20,909	20,909

	109,874	109,874
Less: accumulated depreciation and amortization	(23,676)	(20,176)

Ending Balance	$86,198	$89,198

4.	RELATED PARTY TRANSACTIONS

Loan from officers-stockholders

During the Quarter ended June 30, 2014, John and Vicki Yawn loaned the Company a total of $15,000, resulting in a net balance due them of $80,000.

The loan was for the purpose of the Company’s operations and is unsecured without interest. It is expected that when the Company can generate sufficient cash flows from operations, the loan will be requested to be paid.

5.	EARNINGS PER SHARE

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

The Company had no potential additional dilutive securities outstanding for the three month periods ended June 30, 2014 and for fiscal year ended March 31, 2014.

HEALTHTALK LIVE, INC.

NOTES TO FINANCIAL STATEMENTS

5.	EARNINGS PER SHARE (CONTINUED)

The following table sets forth the computation of basic and diluted net income per share:

	June 30,	March 31,
	2014	2014

Net loss attributable to the common stockholders	$(14,337)	$(39,234)

Basic weighted average outstanding shares of common stock	32,217,585	31,823,629
Dilutive effect of common stock equivalent	-	-
Diluted weighted average common stock and common stock equivalents	32,217,585	31,823,629

Earnings (loss) per share:
Basic and diluted	$(0.00)	$(0.00)

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

Overview

Our business provides traditional plus natural health and wellness information services through our real-time interactive website, HealthTalkLive.com, and soon through our Live Radio Show on Sirius/XM distributed through Salem Radio Network starting on August 2, 2014 and other affiliate radio stations at future dates. Users of our site have access to information on traditional and natural methods of health care and how to employ those methods, either alone or as a compliment modern medical treatment. HealthTalkLive.com is an integrative health site.

On July 11, 2014 HealthTalk Live Inc., entered into a long term continuing contract with Salem Radio Network (SRN) to distribute the live call-in radio show, Health Talk Live, on Sirius/XM satellite radio channel 131 Saturdays 1-2 PM Eastern, starting August 2, 2014. The show is also being streamed live worldwide and available for simultaneous affiliate radio station rebroadcast by either direct satellite connection or broadcast quality Computer Modem (CM). Affiliate stations may also download the show by file transfer protocol (FTP) for replay during a different time slot. As a result of this agreement and our now having a radio outlet for our content, HealthTalk Live, Inc. anticipates revenue to increase and, although it is still too early to accurately predict, we may show profit starting in the fourth quarter of calendar year 2014, although there is no assurance of making a profit in that quarter or subsequently.

On our site, information is disseminated through the live chat forum, reference center, news E-newsletters, Health Tools, Medical Videos.

The type of information disseminated through the web site is highly customizable to the user’s inputs. The information distributed comes from Health Guides and personal Health Calculators that are widely available in Health and Medical Journals. In some cases, the “forum” or open “blog” will answer individual questions. These questions are answered by various users of the site and are not validated or endorsed by the company. All statements are the opinion of Company and are not intended to diagnose, treat, cure or prevent any disease. The information disseminated on the radio show is live in real time although the stream is delayed 8 seconds. Affiliate stations may rebroadcast our show in any time slot they wish, any show replayed in any time slot other than live is considered a delayed broadcast.

The Company’s advice for wellness includes integrative medicine. The National Institute of Health defines Integrative Medicine as the combination of conventional medicine with Complementary and Alternative Medicine for which there is evidence of safety and effectiveness. Integrative Medicine is designated to treat the person and not just the disease. This approach depends on a partnership between the patient and the doctor, where the goal is to treat the mind, body, and spirit all at the same time. The Company believes that through integration, more time and attention can be spent on a broader approach to healing, and is not based entirely on Western Medical thought. The National Center for Complementary and Alternative Medicine (NCCAM), part of the National Institute of Health (nih.gov) is in the process of changing its name to the National Center for Research on Complementary and Integrative Health (NCRCI).

The business plan calls for revenues to be generated through individual monthly subscriptions and advertising on the web-portal. As of the current date, the company has not entered into any definitive agreements with any outside vendors for additional services regarding advertising or revenue sharing agreements. Individual monthly subscriptions will be phased out as advertising and affiliate station revenue increases. HealthTalk Live is no longer actively pursuing Platinum Members; although Platinum members can continue to enroll.

Currently, we have paid no consideration to publicly acknowledge on our website or through any other means how many subscribers we have and their status e.g. Platinum, and Silver and what number of each type of member and their status may be. We also do not disclose the number or percentage of annual or semi-annual membership fees. However, we currently believe that in the future, this will not be necessary since all users will be free, and we may find it more feasible to disclose the total number of users. We have not made a decision on when, if ever, this will be.

As of the date of this quarterly filing, we have generated minimal revenues. However, we have done all the necessary work to have our registration statement declared effective by the SEC on October 17, 2013 and have obtained and OTC Market trading symbol of HLTK.

Results of Operations

For the three months ended June 30, 2014 vs. June 30, 2013

Revenue

For the three months ended June 30, 2013, the company had net total revenues of $1,488 which came from the sale of subscription agreements to its website.

For the three months ended June 30, 2014, the company had net total revenues of $653 a decrease of 56% which came from the decrease in sales of subscription agreements to its website. The decrease was due to fewer resources spent on advertising for Platinum members and more resources devoted to increased traffic and paid advertisers.

Expense

Our expenses consist of selling, general and administrative expenses as follows:

For the three months ended June 30, 2013 there were a total of $47,226 in operating expenses, which includes Legal and professional fees of $38,608, computers $233, Bank fees $380, office and other expenses of $1,100 advertising and promotion of $3,905 and depreciation and amortization of $3,000.

For the three months ended June 30, 2014, there were a total of $14,990 in operating expenses, which includes Legal and professional fees of $9,500, Website hosting and maintenance of $1,002 Office and other expenses $1,100. Bank fees $388 and depreciation and amortization of $3,000. Decreases in operating expenses were due to the lessor amounts due for the public listing process in legal & professional fees.

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities as well as maintaining our public listing.

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in the USA for the three months ended June 30, 2014 due to the net operation loss in the USA.

Net Loss

We incurred net losses of $45,738 for the three months ended June 30, 2013 and net losses of $14,337 for the three months ended June 30, 2014. The decrease in net loss was due to decreases in expenditures for office, general and administrative, professional and legal expenses.

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

Liquidity and Capital Resources

	Three months ended June 30, 2014	Three months ended June 30, 2013

Current Ratio	(.74)	NA
Cash	$15,180	16415
Working Capital	$ (,5384)	16415
Total Assets	$101,378	107113
Total Liabilities	$80,000	55,000

Total Equity	$814	52,113

Total Debt/Equity	124.8	1.1
____________
*Current Ratio = Current Assets /Current Liabilities

** Total Debt / Equity = Total Liabilities / Total Shareholders Equity.

The Company had cash and cash equivalents of $15,180 and working capital of ($5,384) for the period ended June 30, 2014. For the three months ended June 30, 2013 the Company had cash and cash equivalents of $16,415 and working capital of $16,415. As of the three months ended June 30, 2014 the Company had $80,000 in Total Liabilities and Debt and for the three months ended June 30, 2013, the company had $55,000 in Liabilities and Debt.

Our business plan includes the following milestones:

Milestones

EVENT	ACTION	ESTIMATED TIME TO COMPLETE	ESTIMATED COST
Hiring Symposium, San Antonio, TX	Attract talent to build new, fully interactive website	6-8 months (prior to launch)	$750,000 - $ 1,000,000
Additional Hiring	Hire forum moderators to cover the website 24 hours a day, seven days a week	1 month (prior to launch)	$600,000 for first year
	Hire staff researchers for radio program, news section, and reference center	4-5 months (prior to launch)	$600,000 for first year
Advertising	Live Radio Show Plus Internet and TV Advertising	As soon as practical	500,000 – 700,000
TOTAL			$2,450,000 - $2,900,000

The primary obstacle to implementing this plan would be if we are unable to raise the capital necessary to fund such a large expansion. We believe that becoming a public company will facilitate our ability to raise some or all of this additional capital. If we are unable to raise the entire $2,450,000 to $2,900,000 we estimate is necessary for the expansion described above we will use the actual funds raised to hire at least two designers and six programmers. In the event that we do not raise the entire amount we will also drop all television advertising and focus our efforts on Live Radio plus search engine optimization.

As of June 30, 2014, HealthTalkLive.com has $15,180 in cash on-hand. If we maintain operations at current levels, we anticipate we will incur approximately $48,000 in additional expenses in the next 12 months. We anticipate additional costs associated with our going and staying public in the next 12 months of approximately $20,000. Accordingly, we estimate a burn rate of $3,700 per month during the next 12 months. These numbers are based on the maintenance of the website and professional expenses. We anticipate funding these anticipated expenses with revenues. If we do not generate enough revenue through memberships and advertising to cover our estimated expenses for the next 12 months, our President Johnie Yawn and our Secretary Vicki Yawn have agreed to loan the Company money to continue operations. The Company as of June 30, 2014 owes $80,000.00 to Johnie and Vicki Yawn from previous loans for operations. These loans were made on an oral basis without interest, due upon demand. Management is under no obligation to loan the Company additional funds for operations. If Johnie and Vicki Yawn exercise their rights under the loan agreement and demand immediate repayment of all sums due, it is currently unlikely that the Company has the resources to make such repayments and may not have such resources in the future if such demand were made, which in the worst case could cause the Company to have to cease operations as the Company would have no funds available to continue operations.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at June 30, 2014 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at June 30, 2014, our disclosure controls and procedures are effective.

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

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended June 30, 2014.

(b) Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended June 30, 2014.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a)	Exhibits.

Exhibit No.	Document Description

10.1	Serius Radio Agreements

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

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

HealthTalk Live, Inc., a Nevada corporation

Date: August 12, 2014	By	/s/ Johnie M. Yawn
Johnie M. Yawn
Principal Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: August 12, 2014	By	/s/ Johnie M. Yawn
Johnie M. Yawn
Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Document Description

10.1	Serius Radio Agreements

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

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