Form 10-Q
period 2014-09-30
HealthTalk Live, Inc.
filed 2014-11-10
CIK 1580262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 06, 2014, there were 32,217,585 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHTALK LIVE, INC.

BALANCE SHEETS

	Unaudited
	September 30,	March 31,
	2014	2014
ASSETS

Current assets -
Cash	$854	$1,112

Non-current assets:
Net property and equipment	84,555	89,198

Total assets	$85,409	$90,310

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities -
Accounts payable	$16,224	$10,159

Long-term liability -
Due to officers	90,000	65,000

Stockholders' equity:
Common stock; par value $.001
100,000,000 shares authorized; 32,217,585 and 31,719,000 issued and outstanding, respectively	32,218	32,218
Additional paid-in capital	219,540	219,540
Accumulated deficit	(272,573)	(236,607)

Total stockholders' equity	(20,815)	15,151

Total liabilities and stockholders' equity	$85,409	$90,310

See accompanying notes to financial statements

HEALTHTALK LIVE, INC.

STATEMENTS OF OPERATIONS

	Unaudited Six months ended	Unaudited Six months ended	Unaudited Three months ended	Unaudited Three months ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013

Revenues	$1,529	$2,639	876	1,151

Operating expenses:
Legal and professional	12,770	43,788	3,270	5,180
Advertising and promotion	11,900	4,405	11,900	500
Depreciation and amortization	6,000	3,000	3,000	-
Website hosting and maintenance	2,723	2,429	1,721	2,429
Office and other expenses	3,302	2,208	2,205	1,108
Computer	-	301	-	68
Bank and credit card charges	800	720	412	340
Total operating expenses	37,495	56,851	22,508	9,625

Net loss	$(35,966)	$(54,212)	(21,632)	(8,474)

See accompanying notes to financial statements

HEALTHTALK LIVE, INC.

STATEMENTS OF CASH FLOWS

	Unaudited Six months ended	Unaudited Six months ended	Unaudited Three months ended	Unaudited Three months ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013

Cash flows provided by operating activities:
Net loss	$(35,966)	$(54,212)	$(21,632)	$(8,474)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	6,000	3,000	3,000	-
Issuance of common stock for services	-	25,858	-	-
Increase (decrease) in liabilities:
Accounts payable	6,065	(10,082)	(4,337)	-

Net cash (used in) operating activities	(23,901)	(35,436)	(22,969)	(8,474)

Cash flows (used for) investing activities -
Purchases of property and equipment	(1,357)	(7,406)	(1,357)	-

Net cash (used in) investing activities	(1,357)	(7,406)	(1,357)	-

Cash flows provided by financing activities -
Proceeds on due to officers	25,000	-	10,000	-
Payments on due to officers	-	-	-	-
Issuance of common stock	-	-	-	-

Net cash provided by financing activities	25,000	-	10,000	-

Increase (decrease) in cash	(258)	(42,842)	(14,326)	(8,474)

Cash-beginning of period	1,112	50,783	15,180	16,415

Cash-end of period	$854	$7,941	$854	$7,941

Supplemental cash flow information:

Cash paid for:
Interest	$-	$-	$-	$-
Income taxes	-	-	-	-

See accompanying notes to financial statements

HEALTHTALK LIVE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

The interim unaudited condensed financial statements as of September 30, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these condensed financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended March 31, 2014 filed with the SEC on form 10-K on July 7, 2014.

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

SEPTEMBER 30, 2014

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

Long-lived Assets

The Company’s long-lived assets and other assets (consisting of property and equipment) are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, “ Property, Plant, and Equipment”, and FASB ASC Topic 205 “ Presentation of Financial Statements ”. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through March 31, 2014 and September 30, 2014, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

HEALTHTALK LIVE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(continued)

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

2.  GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had a deficit accumulated of approximately $273,000 at September 30, 2014, had net losses of approximately $36,000 for the six months ended September 30, 2013 and net cash used in operating activities of approximately $24,000 for the six months ended September 30, 2014, with little revenue earned since inception, and a lack of operational history. These matters, among others, raise substantial doubt about the ability to continue as a going concern.

HEALTHTALK LIVE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(continued)

2.  GOING CONCERN (contimued)

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

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.  PROPERTY AND EQUIPMENT

A summary is as follows:

	(Unaudited) September 30, 2014	Year ended March 31, 2014

Website development	$88,964	$88,965
Studio and office equipment	22,267	20,909

	111,231	109,874
Less: accumulated depreciation and amortization	(26,676)	(20,676)

Ending Balance	$84,555	$89,198

4.  RELATED PARTY TRANSACTIONS

Loan from officers-stockholders

During the six months ended September 30, 2014 the officers of the Company loaned $25,000 to the Company in order to fund operations. The loan is unsecured without interest. It is expected that when the Company can generate sufficient cash flows from operations, the loan will be requested to be paid.

HEALTHTALK LIVE, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(continued)

4.  STOCKHOLDERS’ EQUITY

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

5.  CONTINGENCIES

Legal

The Company is not involved in any legal matters arising in the normal course of business. While incapable of estimation, in the opinion of the management, the individual regulatory and legal matters in which it might involve in the future are not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

6.  EARNINGS PER SHARE

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

The Company had no potential additional dilutive securities outstanding for the three and six month periods ended September 30, 2014 and 2013.

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

Although the forward-looking statements in this Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Overview

Our business provides traditional plus natural health and wellness information services through our real-time interactive website, HealthTalkLive.com, and now through our Live Radio Show on Sirius/XM distributed through Salem Radio Network which started on August 2, 2014 and other affiliate radio stations at future dates. Users of our site have access to information on traditional and natural methods of health care and how to employ those methods, either alone or as a compliment modern medical treatment. HealthTalkLive.com is an integrative health site.

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

Results of Operations

For the three months ended September 30, 2014 vs. September 30, 2013

Revenue

For the three months ended September 30, 2013, the company had net total revenues of $1,151 which came from the sale of subscription agreements to its website.

For the three months ended September 30, 2014, the company had net total revenues of $876 a decrease of 24% which came from the decrease in sales of subscription agreements to its website. The decrease was due to fewer resources spent on advertising for Platinum members and more resources devoted to increased traffic and paid advertisers.

Expense

Our expenses consist of selling, general and administrative expenses as follows:

For the three months ended September 30, 2013 there were a total of $9,625 in operating expenses, which includes Legal and professional fees of $5,180, computers $68, Bank fees $340, office and other expenses of $1,108, advertising and promotion of $500 and website hosting and maintenance of $2,429.

For the three months ended September 30, 2014, there were a total of $22,508 in operating expenses, which includes Legal and professional fees of $3,270, Website hosting and maintenance of $1,721, Office and other expenses $2,205. Bank fees $412. Depreciation and amortization $3,000, advertising and promotion $11,900. Increases in operating expenses were due to the increases in advertising and promotion.

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities as well as maintaining our public listing.

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in the USA for the three months ended September 30, 2014 due to the net operation loss in the USA.

Net Loss

We incurred net losses of $8,474 for the three months ended September 30, 2013 and net losses of $21,632 for the three months ended September 30, 2014. The increase in net loss was due to increases in expenditures for office, general and administrative, professional and legal expenses and advertising and promotion.

For the six months ended September 30, 2014 vs. September 30, 2013

Revenue

For the six months ended September 30, 2013, the company had net total revenues of $2,639 which came from the sale of subscription agreements to its website.

For the six months ended September 30, 2014, the company had net total revenues of $1,529 a decrease of 42% which came from the decrease in sales of subscription agreements to its website. The decrease was due to fewer resources spent on advertising for Platinum members and more resources devoted to increased traffic and paid advertisers.

Expense

Our expenses consist of selling, general and administrative expenses as follows:

For the six months ended September 30, 2013 there were a total of $56,851 in operating expenses, which includes Legal and professional fees of $43,788, computers $301 Bank fees $720, office and other expenses of $2,208, website hosting and maintenance $2,429, advertising and promotion of $4,405 and depreciation and amortization of $3,000.

For the six months ended September 30, 2014, there were a total of $37,495 in operating expenses, which includes Legal and professional fees of $12,770, Website hosting and maintenance of $2,723 Office and other expenses $3,302. Bank fees $800, depreciation and amortization of $6,000 and Advertising and Promotion $11,900. Decreases in operating expenses were due to the lesser amounts due for the public listing process in legal & professional fees.

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities as well as maintaining our public listing.

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in the USA for the six months ended September 30, 2014 due to the net operation loss in the USA.

Net Loss

We incurred net losses of $54,212 for the six months ended September 30, 2013 and net losses of $35,966 for the six months ended September 30, 2014. The decrease in net loss was due to decreases in expenditures for office, general and administrative, professional and legal expenses.

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

Liquidity and Capital Resources

	Six months ended September 30, 2014	Six months ended September 30, 2013

Current Ratio	(.05)	NA
Cash	$854	7,941
Working Capital	$(15,370)	7,941
Total Assets	$85,409	98,639
Total Liabilities	$106,224	55,000

Total Equity	$(20,815)	43,639

Total Debt/Equity	INF	1.26

____________

*Current Ratio = Current Assets /Current Liabilities

** Total Debt / Equity = Total Liabilities / Total Shareholders Equity.

The Company had cash and cash equivalents of $854 and working capital of ($15,370) for the period ended September 30, 2014. For the three months ended September 30, 2013 the Company had cash and cash equivalents of $7,941 and working capital of $7941. As of the three months ended September 30, 2014 the Company had $106,224 in Total Liabilities and Debt and for the three months ended September 30, 2013, the company had $55,000 in Liabilities and Debt.

Our business plan includes the following milestones:

Milestones

EVENT	ACTION	ESTIMATED TIME TO COMPLETE	ESTIMATED COST
Hiring Symposium	Attract talent to build new, fully interactive website	6-8 months (prior to launch)	$750,000 - $ 1,000,000
Additional Hiring	Hire forum moderators to cover the website 24 hours a day, seven days a week	1 month (prior to launch)	$600,000 for first year
	Hire staff researchers for radio program, news section, and reference center	4-5 months (prior to launch)	$600,000 for first year
Advertising	Expand Live Radio Show Plus Internet and TV Advertising	As soon as practical	500,000 – 700,000
TOTAL			$2,450,000 - $2,900,000

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

As of September 30, 2014, HealthTalkLive.com has $854 in cash on-hand. If we maintain operations at current levels, we anticipate we will incur approximately $48,000 in additional expenses in the next 12 months. We anticipate additional costs associated with our staying public in the next 12 months of approximately $20,000. Accordingly, we estimate a burn rate of $5,700 per month during the next 12 months. These numbers are based on the maintenance of the website and professional expenses. We anticipate funding these anticipated expenses with revenues. If we do not generate enough revenue through memberships and advertising to cover our estimated expenses for the next 12 months, our President Johnie Yawn and our Secretary Vicki Yawn have agreed to loan the Company money to continue operations. The Company as of September 30, 2014 owes $90,000.00 to Johnie and Vicki Yawn from previous loans for operations. These loans were made on an oral basis without interest, due upon demand. Management is under no obligation to loan the Company additional funds for operations. If Johnie and Vicki Yawn exercise their rights under the loan agreement and demand immediate repayment of all sums due, it is currently unlikely that the Company has the resources to make such repayments and may not have such resources in the future if such demand were made, which in the worst case could cause the Company to have to cease operations as the Company would have no funds available to continue operations.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at September 30, 2014 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at September 30, 2014, our disclosure controls and procedures are effective.

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

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended September 30, 2014.

(b) Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended September 30, 2014.

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

HealthTalk Live, Inc., a Nevada corporation

Date: November 10, 2014	By	/s/ Johnie M. Yawn
Johnie M. Yawn
Principal Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: November 10, 2014	By	/s/ Johnie M. Yawn
Johnie M. Yawn
Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

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

