Form 10-Q
period 2014-12-31
HealthTalk Live, Inc.
filed 2015-02-12
CIK 1580262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

HealthTalk Live, Inc.

(Exact name of registrant as specified in its charter)

Nevada	333- 189735	45-1994478
(State or other jurisdiction of incorporation or organization)	(SEC File Number)	(IRS I.D.)

1955 Baring Boulevard Sparks, NV	89434
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number: (626) 393-1881

_______________________________________________________________

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

As of February 10, 2015 there were 32,217,585 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

HEALTHTALK LIVE, INC.

BALANCE SHEETS

	Unaudited
	December 31,	March 31,
	2014	2014
ASSETS
Current assets:
Cash	$382	$1,112
Accounts receivable	5,831	-

	6,213	1,112
Non-current assets:
Net property and equipment	81,555	89,198

Total assets	$87,768	$90,310

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities -
Accounts payable	$18,668	$10,159

Long-term liability -
Due to officers	98,100	65,000

Stockholders' equity:
Common stock; par value $.001, 100,000,000 shares authorized; 32,217,585 and 31,719,000 issued and outstanding, respectively	32,218	32,218
Additional paid-in capital	219,540	219,540
Accumulated deficit	(280,758)	(236,607)

Total stockholders' equity	(29,000)	15,151

Total liabilities and stockholders' equity	$87,768	$90,310

HEALTHTALK LIVE, INC.

CONDENSED STATEMENTS OF OPERATIONS

	Unaudited Nine months ended	Unaudited Nine months ended	Unaudited Three months ended	Unaudited Three months ended
	December 31,	December 31,	December 31,	December 31,
	2014	2013	2014	2013

Revenues	$8,193	$3,834	6,664	1,694

Operating expenses:
Legal and professional	13,615	56,568	845	1,188
Advertising and promotion	20,470	4,405	9,415	-
Depreciation and amortization	9,000	4,500	-	-
Website hosting and maintenance	3,805	3,910	1,082	837
Office and other expenses	4,300	8,709	152	(75)
Computer	-	301	-	142
Bank and credit card charges	1,154	1,080	355	475
Total operating expenses	52,344	79,473	11,849	2,567

Net loss	$(44,151)	$(75,639)	$(5,185)	$(873)

Loss per Share:
Basic and diluted loss per share	$-	$-	$-	$-

Basic and diluted weighted average shares outstanding	32,217,585	31,848,293	32,217,585	31,977,585

HEALTHTALK LIVE, INC.

STATEMENTS OF CASH FLOWS

	Unaudited Nine months ended December 31, 2014	Unaudited Nine months ended December 31, 2013	Unaudited Three months ended December 31, 2014	Unaudited Three months ended December 31, 2013
Cash flows provided by operating activities:
Net loss	$(44,151)	$(75,639)	$(5,185)	$(21,427)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	9,000	4,500	-	1,500
Issuance of common stock for services	-	25,858	-	-
Increase (decrease) in assets:
Accounts receivable	(5,831)		(5,831)
Increase (decrease) in liabilities:
Accounts payable	8,509	(5,082)	2,444	5,000

Net cash (used in) operating activities	(32,473)	(50,363)	(8,572)	(14,927)

Cash flows (used for) investing activities -
Purchases of property and equipment	(1,357)	(7,406)	-	-

Net cash (used in) investing activities	(1,357)	(7,406)	-	-

Cash flows provided by financing activities -
Proceeds on due to officers	33,100	10,000	8,100	10,000
Payments on due to officers	-	-
Issuance of common stock	-	-	-	-

Net cash provided by financing activities	33,100	10,000	8,100	10,000

Increase (decrease) in cash	(730)	(47,769)	(472)	(4,927)

Cash-beginning of period	1,112	50,783	854	7,941

Cash-end of period	$382	$3,014	$82	$3,014

Supplemental cash flow information:

Cash paid for:
Interest	$-	$-	$-	$-
Income taxes	-	-	-	-

HEALTHTALK LIVE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

DECEMBER 31, 2014

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

Long-lived Assets

The Company’s long-lived assets and other assets (consisting of property and equipment) are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, “ Property, Plant, and Equipment”, and FASB ASC Topic 205 “ Presentation of Financial Statements ”. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through March 31, 2014 and December 31, 2014, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

HEALTHTALK LIVE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of approximately $281,000 at December 31, 2014, had net losses of approximately $44,000 for the nine months ended December 31, 2014 and net cash used in operating activities of approximately $32,000 for the nine months ended December 31, 2014, with little revenue earned since inception, and a lack of operational history. These matters, among others, raise substantial doubt about the ability to continue as a going concern.

HEALTHTALK LIVE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014

2.	GOING CONCERN (CONTINUED)

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

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.	PROPERTY AND EQUIPMENT

A summary is as follows:

	(Unaudited) December 31, 2014	Year ended March 31, 2014

Website development	$88,964	$88,965
Studio and office equipment	22,267	20,909

	111,231	109,874
Less: accumulated depreciation and amortization	(29,676)	(20,676)

Ending Balance	$81,555	$89,198

4.	RELATED PARTY TRANSACTIONS

Loan from officers-stockholders

During the nine months ended December 31, 2014 the officers of the Company loaned $33,000 to the Company in order to fund operations. The loan is unsecured without interest. It is expected that when the Company can generate sufficient cash flows from operations, the loan will be requested to be paid.

HEALTHTALK LIVE, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

The Company had no potential additional dilutive securities outstanding for the three and nine month periods ended December 31, 2014 and 2013.

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

Overview

Our business provides traditional plus natural health and wellness information services through our real-time interactive website, HealthTalkLive.com, and through our Live Radio Show on Sirius/XM channel 131 distributed through Salem Radio Network and other affiliate radio stations. For the most part, the affiliate radio stations will be an additional source of revenue, web traffic and advertising. Users of our site have access to information on traditional and natural methods of health care and how to employ those methods, either alone or as a compliment modern medical treatment. HealthTalkLive.com is an integrative health site.

On July 11, 2014 HealthTalk Live Inc., entered into a long term continuing contract with Salem Radio Network (SRN) to distribute the live call-in radio show, Health Talk Live, on Sirius/XM satellite radio channel 131 Saturdays 1-2 PM Eastern, starting August 2, 2014. The show is also being streamed live worldwide and available for simultaneous affiliate radio station rebroadcast by either direct satellite connection or broadcast quality Computer Modem (CM). Affiliate stations may also download the show by file transfer protocol (FTP) for replay during a different time slot. As a result of this agreement and our now having a radio outlet for our content, HealthTalk Live, Inc. anticipates revenue to increase and, although it is still too early to accurately predict, we hope to be profitable in the long run, although there is no assurance if or when we will ever be profitable.

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

The business plan calls for revenues to be generated through individual monthly subscriptions, affiliate radio stations and advertising on the web-portal. As of the current date, the company has entered into agreements with outside vendors for additional services regarding advertising or revenue sharing. Individual monthly subscriptions will eventually be phased out as advertising and affiliate station revenue increases. HealthTalk Live is no longer actively pursuing Platinum Members; although Platinum members can and do continue to enroll.

As of the date of this quarterly filing, we have generated minimal revenues. However, we have done all the necessary work to have our registration statement declared effective by the SEC on October 17, 2013 and have obtained and OTC Market trading symbol of HLTK.

Results of Operations

For the three months ended December 31, 2014 vs. December 31, 2013

Revenue

For the three months ended December 31, 2013, the company had net total revenues of $1,694 which came from the sale of subscription agreements to its website.

For the three months ended December 31, 2014, the company had net total revenues of $6,664 an increase of 293% which came from the increase in advertising revenue to its website. The increase was due to an increase in traffic on the website purchasing products from our advertisers.

Expense

Our expenses consist of selling, general and administrative expenses as follows:

For the three months ended December 31, 2013 there were a total of $2,567 in operating expenses, which includes Legal and professional fees of $1,188, computers $142, Bank fees $475, office and other expenses of $(75), and website hosting and maintenance of $837.

For the three months ended December 31, 2014, there were a total of $11,849 in operating expenses, which includes Legal and professional fees of $845, Website hosting and maintenance of $1,082, Office and other expenses $152, Bank fees $355, and advertising and promotion $9,415.  Increases in operating expenses were mainly due to the increases in advertising and promotion.

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities as well as maintaining our public listing.

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in the USA for the three months ended December 31, 2014 due to the net operation loss in the USA.

Net Loss

We incurred net losses of $873 for the three months ended December 31, 2013 and net losses of $5,185 for the three months ended December 31, 2014. The increase in net loss was mainly due to increases in expenditures for advertising and promotion.

For the nine months ended December 31, 2014 vs. December 31, 2013

Revenue

For the nine months ended December 30, 2013, the company had net total revenues of $3,834 which came from the sale of subscription agreements to its website.

For the nine months ended December 30, 2014, the company had net total revenues of $8,194 an increase of 114% which came from the increase in advertising agreements to its website.

Expense

Our expenses consist of selling, general and administrative expenses as follows:

For the nine months ended December 31, 2013 there were a total of $79,473 in operating expenses, which includes Legal and professional fees of $56,568, computers $301 Bank fees $1,080, office and other expenses of $8,709, website hosting and maintenance $3,910, advertising and promotion of $4,405 and depreciation and amortization of $4,500.

For the nine months ended December 31, 2014, there were a total of $52,344 in operating expenses, which includes Legal and professional fees of $13,615, Website hosting and maintenance of $3,805 Office and other expenses $4,300. Bank fees $1,154, depreciation and amortization of $9,000 and Advertising and Promotion $20,470. Decreases in operating expenses were due to the lessor amounts due for the public listing process in legal & professional fees.

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities as well as maintaining our public listing.

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in the USA for the nine months ended December 31, 2014 due to the net operation loss in the USA.

Net Loss

We incurred net losses of $75,639 for the nine months ended December 31, 2013 and net losses of $44,151 for the nine months ended December 31, 2014. The decrease in net loss was due to decreases in expenditures for office, general and administrative, professional and legal expenses.

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

While we encourage members to visit participating vendors that offer discounts to our members, we have not received any compensation or a percentage of sales at this time.

Foreign Currency Translation

The Company has determined the United States dollars to be its functional currency for HeathTalk Live Inc. We do have subscribers and visitors from overseas, however all transactions are in United States Dollars. There were no foreign currency translation effects on our financial presentation.

Liquidity and Capital Resources

	Nine months ended December 31, 2014	Nine months ended December 31, 2013

Current Ratio	(.33)	.11
Cash	$382	1,112
Working Capital	$(12,455)	(9,047)
Total Assets	$87,768	90,310
Total Liabilities	$116,768	75,159

Total Equity	$(29,000)	15,151

Total Debt/Equity	(4.03)	4.96

 ____________

*Current Ratio = Current Assets /Current Liabilities

** Total Debt / Equity = Total Liabilities / Total Shareholders Equity.

The Company had cash and cash equivalents of $382 and working capital of ($12,455) for the period ended December 31, 2014. For the three months ended December 31, 2013 the Company had cash and cash equivalents of $1,112 and working capital of ($9,047). As of the three months ended December 31, 2014 the Company had $115,768 in Total Liabilities and Debt and for the three months ended December 31, 2013, the company had $75,159 in Liabilities and Debt.

Our business plan includes the following milestones:

Milestones

EVENT	ACTION	ESTIMATED TIME TO COMPLETE	ESTIMATED COST
Hiring Symposium	Attract talent to build new, fully interactive website	6-8 months (prior to launch)	$750,000 - $ 1,000,000
Additional Hiring	Hire forum moderators to cover the website 24 hours a day, seven days a week	1 month (prior to launch)	$600,000 for first year
	Hire staff researchers for radio program, news section, and reference center	4-5 months (prior to launch)	$600,000 for first year
Advertising	Live Radio Show Plus Internet and TV Advertising	As soon as practical	$500,000 – $700,000
TOTAL			$2,450,000 - $2,900,000

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

As of December 31, 2014, HealthTalk Live, Inc has $382 in cash on-hand. If we maintain operations at current levels, we anticipate we will incur approximately $48,000 in additional expenses in the next 12 months. We anticipate additional costs associated with our staying public in the next 12 months of approximately $20,000. Accordingly, we estimate a burn rate of $5,700 per month during the next 12 months. These numbers are based on the maintenance of the website and professional expenses. We anticipate funding these anticipated expenses with revenues. If we do not generate enough revenue through memberships and advertising to cover our estimated expenses for the next 12 months, our President Johnie Yawn and our Secretary Vicki Yawn have agreed to loan the Company money to continue operations. The Company as of December 31, 2014 owes $98,100 to Johnie and Vicki Yawn from previous loans for operations. These loans were made on an oral basis without interest, due upon demand. Management is under no obligation to loan the Company additional funds for operations. If Johnie and Vicki Yawn exercise their rights under the loan agreement and demand immediate repayment of all sums due, it is currently unlikely that the Company has the resources to make such repayments and may not have such resources in the future if such demand were made, which in the worst case could cause the Company to have to cease operations as the Company would have no funds available to continue operations.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at December 31, 2014 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at December 31, 2014, our disclosure controls and procedures are effective.

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

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended December 31, 2014.

(b) Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended December 31, 2014.

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

HealthTalk Live, Inc., a Nevada corporation

Date: February 12, 2015	By:	/s/ Johnie M. Yawn
Johnie M. Yawn
Principal Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 12, 2015	By:	/s/ Johnie M. Yawn
Johnie M. Yawn
Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

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

