Form 10-K
period 2015-03-31
HealthTalk Live, Inc.
filed 2015-07-13
CIK 1580262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

HealthTalk Live, Inc.
(Exact name of registrant as specified in its charter)

Nevada	333-189735	45-1994478
(State or other jurisdiction of incorporation or organization)	(SEC File Number)	(IRS I.D.)

1955 Baring Boulevard Sparks, NV	89434
(Address of principal executive offices)	(Zip Code)

Registrant's Telephone Number: (850) 329-5947

_____________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant (based upon the most recent cash sale of the Registrant's Common Stock as of September 30, 2014) was approximately $197,785.50 (based on 1,977,585 shares of common stock outstanding held by non-affiliates on such date, and cash sale price of $0.10 per share). Shares of the Registrant's Common Stock held by each executive officer and director and by each entity or person that, to the Registrant's knowledge, owned 5% or more of the Registrant's outstanding Common Stock as of September 30, 2014 have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of Registrant's Common Stock, $0.001 par value, was 32,217,585 shares as of July 10, 2015.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Annual Report on Form 10-K, the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission, or SEC, and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy the benefits of that act. Unless the context is otherwise, the forward-looking statements included or incorporated by reference in this Form 10-K and those reports, statements, information and announcements address activities, events or developments that HealthTalk Live, Inc. (hereinafter referred to as "we," "us," "our," "our Company" or "HealthTalk Live") expects or anticipates, will or may occur in the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as "may," "should," "could," "predict," "potential," "believe," "will likely result," "expect," "will continue," "anticipate," "seek," "estimate," "intend," "plan," "projection," "would" and "outlook," and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed elsewhere in this Report.

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

The industry and market data contained in this report are based either on our management's own estimates or, where indicated, independent industry publications, reports by governmental agencies or market research firms or other published independent sources and, in each case, are believed by our management to be reasonable estimates. However, industry and market data is subject to change and cannot always be verified with complete certainty due to limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in any statistical survey of market shares. We have not independently verified market and industry data from third-party sources. In addition, consumption patterns and customer preferences can and do change. As a result, you should be aware that market share, ranking and other similar data set forth herein, and estimates and beliefs based on such data, may not be verifiable or reliable.

PART I

Item 1. Description of Business

Organization

HealthTalk Live, Inc. (The Company), is a Nevada Corporation formed on April 1, 2011 by its founders, Johnie M. Yawn and Vicki L. Yawn. The principal executive office is located at 1955 Baring Blvd, Sparks, NV 89434. Telephone: 775-358-1412

Overview

Our business provides traditional, plus natural health and wellness information services through our real-time interactive website, HealthTalkLive.com, and through our Live Radio Show on Sirius/XM channel 131 distributed through Salem Radio Network and other affiliate radio stations. For the most part, the affiliate radio stations will be an additional source of revenue, web traffic and advertising. Users of our site have access to information on traditional and natural methods of health care and how to employ those methods, either alone or as a compliment modern medical treatment. HealthTalkLive.com is an Integrative health site.

On July 11, 2014 HealthTalk Live Inc., entered into a long term continuing contract with Salem Radio Network (SRN) to distribute the live call-in radio show, Health Talk Live, on Sirius/XM satellite radio channel 131 Saturdays 1-2 PM Eastern, starting August 2, 2014. The show is also being streamed live worldwide and available for simultaneous affiliate radio station rebroadcast by either direct satellite connection or broadcast quality Computer Modem (CM). Affiliate stations may also download the show by file transfer protocol (FTP) for replay during a different time slot. As a result of this agreement and our now having a radio outlet for our content, HealthTalk Live, Inc. anticipates revenue to increase and, although it is still too early to accurately predict. Even though HealthTalk Live, Inc. showed a profit for the last quarter of the company's FY there is no assurance we will be profitable in future quarters.

On our site, information is disseminated through the live chat forum, reference center, news E-newsletters, Health Tools, Medical Videos.

The type of information disseminated through the web site is highly customizable to the user's inputs. The information distributed comes from Health Guides and personal Health Calculators that are widely available in Health and Medical Journals. In some cases, the "forum" or open "blog" will answer individual questions. These questions are answered by various users of the site and are not validated or endorsed by the company. All statements are the opinion of Company and are not intended to diagnose, treat, cure or prevent any disease. The information disseminated on the radio show is live in real time although the stream is delayed 8 seconds. Affiliate stations may rebroadcast our show in any time slot they wish, any show replayed in any time slot other than live is considered a delayed broadcast.

The Company's advice for wellness includes integrative medicine. The National Institute of Health defines Integrative Medicine as the combination of conventional medicine with Complementary and Alternative Medicine for which there is evidence of safety and effectiveness. Integrative Medicine is designated to treat the person and not just the disease. This approach depends on a partnership between the patient and the doctor, where the goal is to treat the mind, body, and spirit all at the same time. The Company believes that through integration, more time and attention can be spent on a broader approach to healing, and is not based entirely on Western Medical thought. The National Center for Complementary and Alternative Medicine (NCCAM), part of the National Institute of Health (nih.gov) which changed its name to the National Center for Complementary and Integrative Health (NCCIH) effective January 1, 2015.

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

As of the date of this annual report, we have generated minimal revenues. However, we have done all the necessary work to have our registration statement declared effective by the SEC on October 17, 2013 and have obtained and OTC Market trading symbol of HLTK.

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

At this time our services are primarily member-based. Silver member users can read and post in the Live Chat Forum, News, receive E-newsletters, read many of the publications in the Reference Center and have access to Health Tools and Videos. However, in order to post in the Live Chat Forum, read all publications in the Reference Center and access all of the Health Tools and Videos, paid memberships are required.

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

The source and arrangements for which we receive our reference material in our library and whether we purchase or license these materials from other sources, or whether they are copyrighted or available via public domain is as follows: The two officers/founding members have over 12 years each of practical experience and knowledge in the integrative health products industry after having owned/operated a health food store and while guests, hosts, and guest-hosts, on various radio and television programs about integrative health, during that time. Johnie M. Yawn's Ph.D. is in Psychology; Vicki L.Yawn is currently working toward her ND after working in the health insurance industry for well over a decade.

All material in the NEWS section is public domain regardless of whether it is authored by us or obtained from the National Institute of Health or Natural Standards, all material from Natural Standards is licensed to us on an annual basis.

Some material in the Reference center is for platinum members however we do not stop its distribution.

For over 14 years, Johnie and Vicki have amassed a large library of health references and engaged in conversations, both personally and through radio and television venues, of and with various published professionals, including, but not limited to, the Drs. Balch, Earl Mindell, R.P.H., Ph.D., Eugene Steiner, R.P.H., Ph.D., Sherry Rogers, MD, Helen Pensanti, MD, John Young, MD, Lorna Walker, Ph.D. Nutritionist, Patrick Quillin, PhD., RD, CNS, Ann McCombs, MD, Leigh Erin Connealy, MD, etc., many of whom post regularly in the Live Chat Forum or create and offer articles for the Reference Center at HealthTalkLive.com. Most remain in private practice. Some are retired or semi-retired and devote some of their time helping people through our website by making suggestions for changes people can make to enhance their health. All the MD's referenced are members of the AMA.

With respect to our arrangements with doctors and other medical professionals that provide advice through our website and whether we compensate them, offer them services, or we verify their credentials and identities: Most of the medical professionals who post or provide articles through our website are friends and colleagues for well over a decade. They donate some of their time to help people get healthy. All the MD's are members of the AMA.

They volunteer on numerous (past) radio and television programs as guests, and will continue to donate time to other radio and television programs, and continue to post suggestions from time to time in the Live Chat Forum, and submit articles for our visitors and members to read in the Reference Center.

There is no "arrangement" with any of the professionals who post in the Live Chat Forum, or who submit articles for publication in our Reference Center. We have personally looked up all of the contributors on the internet including their own web pages and professional affiliations. Most have extensive backgrounds such as Dr Helen Pensanti who hosted the TV series Doctor to Doctor for over 20 years.

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

Discounts on Products

We do not sell products. However, paid Platinum Members of HealthTalkLive.com are eligible for discounts from participating discount providers. The discount is applied when the member purchases suggested supplements directly from the participating providers. Each Participating Discount Provider receives a list of current Platinum Members in order to track Platinum Membership status. At the current time an oral financial agreement between HealthTalk Live, Inc and Advanced Nutrition exists for commissions based on total sales. We believe that each discount provider currently participates due to the volume of traffic they receive from advertisements they place on our website. We have made each provider aware that in the future they will need to pay for continued presence on our website. There is no guarantee that any of these discount providers will continue to provide discounts or even advertise on our site if they are made to pay fees to do so in the future.

Set forth below is a list of our current participating discount providers.

Participating Discount Provider	Discount Offer	Contact Information
Advanced Nutrition	30%	844-878-1100 -- Advancednutrition.co
Nutritional Scientific Co (NSC)	20%	888-541-3997-- nsc24.com
Dr. Pieter DeWet, MD Wellness Center	10%	877-484-9735 -- qhiwellness.com
Dr. Helen Pensanti, MD	20%	800-301-1982 -- askdrhelen.com
RenewLife	15%	800-830-1800 -- renewlife.com
Dr. Leigh Erin Connealy, MD PerfectlyHealthy	30% Plus Free Shipping	866-616-7474 Ext. 1 -- perfectlyhealthy.com
Dr. Johnie Young's Health Products, MD	20%	800-767-8112 Or SHOP ONLINE: http://healthtalklive.younghealth.com/ and put the discount code in the coupon code box
Dr. Sherry Rogers, MD	10%	Books, Newsletters & MORE! 800-846-6687 Or online www.prestigepublishing.com

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

Technological Infrastructure

The Company's Internet-based services are currently delivered through HealthTalkLive.com and are designed to address the healthcare information needs of consumers with easy-to-use interfaces, search functions and navigation capabilities. Certain features of the current website were created only for HealthTalkLive.com by WebFX; however, there are also some programs and plug-ins purchased or downloaded to implement the initial existing website, including Magic Members, Word Press, Buddy Press, Natural Standard, ORLive, Genesis php and Mail Studio, which are all owned by most of these companies, who sell a license to HealthTalkLive.com to use their products, which are renewed yearly.

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

We will soon allow users to create their own forums on a health topic of concern to them. Within these forums users will be able to discuss the health topics with each other's and with health professionals. We have invested, and intend to further invest in the future, in software and systems that allow us to meet the growing demands of our users and sponsors. We anticipate launching a new website within four to six months after hiring new developers and programmers. We anticipate costs for this stage of development to approach $750,000 to $1,000,000. This information is included as "Hiring Symposium" in the milestone chart above. If we do not raise sufficient funds from going public we will not be able to hire new programmers and developers and launch of the new site will be significantly delayed or impossible.

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

Information on our Websites that promotes the use of pharmaceutical products or medical devices is subject to FDA and FTC requirements and enforcement actions, and information regarding other products and services is subject to FTC requirements. If either agency finds that information on our Websites violates regulations or guidance, it may take regulatory or judicial action against us or the advertiser or sponsor of that information. State attorneys general may also take similar action based on their state's consumer protection statutes. Areas of our Websites that could be the primary focus of regulators include pages and programs that discuss use of a regulated product or that the regulators believe may lack editorial independence from the influence of sponsoring pharmaceutical or device companies. Television broadcast advertisements that we may provide may also be subject to FTC and FDA regulation, depending on the content. The agencies place the principal burden of compliance with advertising and promotional regulations on advertisers and sponsors to make truthful, substantiated claims.

The Federal Food, Drug, and Cosmetic Act, or FDC Act, and its implementing regulations require that prescription drugs be approved by the FDA prior to marketing. It is a violation to market, advertise or otherwise commercialize such products prior to approval. The FDA allows for preapproval exchange of scientific information, provided it is non-promotional in nature and does not draw conclusions regarding the ultimate safety or effectiveness of the unapproved drug. The FDA also refrains from regulating certain disease state materials so long as those materials do not make a representation or suggestion about a drug or device. Upon approval or clearance, the FDA's regulatory authority extends to the labeling and advertising of prescription drugs and medical devices. Such products may be promoted and advertised only for uses reviewed and approved by the FDA. Labeling and advertising can be neither false nor misleading and must present all material information, including risk information, in a clear, conspicuous and neutral manner. There are also requirements for certain information (the "prescribing information" or "package insert" for promotional labeling and the "brief summary" for advertising) to be part of labeling and advertising. Labeling and advertising that violate these legal standards are subject to enforcement.

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

In 2009, the FDA solicited input on the issue of promoting FDA-regulated products using the Internet and social media. The Food and Drug Administration Safety and Innovation Act (FDASIA) directs the FDA to issue guidance, no later than July 9, 2014, regarding the use of the Internet to promote FDA-regulated medical products. There is a possibility that the FDA may issue a policy restricting or materially changing promotion using the Internet, social media and other sponsored health content on the Internet. We cannot predict what effect any such changes would have on our business. Although the FDA issued a 2011 guidance addressing the use of social media by consumers, it was limited to guidance regarding drug and device firms' responses to public unsolicited requests for information made on Websites.

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

In February 2009, the FTC published Self Regulatory Principles for Online Behavioral Advertising to address consumer privacy issues that may arise from so-called "behavioral advertising" (i.e., the tracking of online activities) and to encourage industry self-regulation. These principles serve as guidelines to industry. In addition, there is a possibility, supported by certain public statements, that the FTC may revise or eliminate the principles in favor of a more restrictive approach for companies that utilize behavioral advertising. There is also a possibility of legislation, regulations and increased enforcement activities, relating to behavioral advertising. To the extent that our existing practices are inconsistent with any revised principles, new rules, new legislation and/or future enforcement activities, our business may become subject to restrictions that could reduce our revenues or increase our cost of doing business.

In October 2009, the FTC adopted revised Guides Concerning the Use of Endorsements and Testimonials in Advertising. These Guides, which were last updated in 1980, became effective December 1, 2009. In addition to revising certain provisions regarding disclosures relating to endorsements and testimonials, the FTC clarified the Guides' applicability to online and social media forums. The revised Guides may be an indication that the FTC may apply increased scrutiny to the use of endorsements and testimonials online and through traditional media. To the extent we rely on endorsements or testimonials, we will review any relevant relationships for compliance with the Guides.

In December 2010, following a series of workshops, the FTC issued a preliminary staff report containing a proposed framework for businesses and policymakers for online consumer privacy issues and, in March 2012, the FTC issued a final report setting forth its current views on best practices, to protect the privacy of consumers, to be implemented by companies that collect and use consumer data. Also in March 2012, the White House released a Privacy White Paper that outlined the Obama Administration's proposal for a new American privacy framework based on a Consumer Bill of Privacy Rights and which called for the development of industry-specific voluntary, enforceable privacy codes of conduct through a collaborative multi-stakeholder process. Both the FTC and the White House called for Congress to develop baseline privacy legislation and the FTC also called on industry to accelerate the pace of self-regulation.

Both the FTC's staff report and the White House's Privacy White Paper reflect a continuing governmental interest in, and assessment of, online privacy issues. How these issues are ultimately resolved, whether through self-regulatory programs, legislation and regulation or some combination and the specifics of any such regimes, may significantly impact our operations.

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

CAN-SPAM Act. On January 1, 2004, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN-SPAM Act, became effective. The CAN-SPAM Act regulates commercial emails, provides a right on the part of the recipient to request the sender to stop sending messages, and establishes penalties for the sending of email messages that are intended to deceive the recipient as to source or content. Under the CAN-SPAM Act, senders of commercial emails (and other persons who initiate those emails) are required to make sure that those emails do not contain false or misleading transmission information. Commercial emails are required to include a valid return email address and other subject heading information so that the sender and the Internet location from which the message has been sent are accurately identified. Recipients must be furnished with an electronic method of informing the sender of the recipient's decision to not receive further commercial emails. In addition, the email must include a postal address of the sender and notice that the email is an advertisement. We are following the CAN-SPAM requirements in the e-newsletters that WE distribute to members and some of our other email communications, and believe that our email practices comply with the requirements of the CAN-SPAM Act, even though we believe that FTC regulations issued in May 2008 confirmed our existing understanding that these email newsletter communications are not generally commercial emails. Many states have also enacted anti-spam laws. The CAN-SPAM Act preempts many of these statutes. To the extent that these laws are not preempted, we believe that our email practices are designed to comply with these laws.

COPPA. The Children's Online Privacy Protection Act, or COPPA, applies to operators of commercial websites and online services directed to U.S. children under the age of 13 that collect personal information from children, and to operators of general audience sites with actual knowledge that they are collecting information from U.S. children under the age of 13. Our sites are not directed at children and our privacy policy, states that no one under the applicable age is entitled to use the site. Our privacy policy specifically states that HealthTalk Live is a general audience site that is not targeted to children and does not knowingly collect personal information from children under 18 years of age. We believe this efforts to comply with COPPA are sufficient given the fact that our user demographic consists primarily of adults 35-50 years of age.

FACTA. In an effort to reduce the risk of identity theft from the improper disposal of consumer information, Congress passed the Fair and Accurate Credit Transactions Act (or FACTA), which requires businesses to take reasonable measures to prevent unauthorized access to such information. FACTA's disposal standards are flexible and allow businesses discretion in determining what measures are reasonable based upon the sensitivity of the information, the costs and benefits of different disposal methods and relevant changes in technology. We believe that we are in compliance with FACTA.

Regulation of Wellness Incentive Programs

Certain provisions of HIPAA (commonly referred to as the HIPAA nondiscrimination provisions) generally prohibit group health plans from charging similarly situated individuals different premiums or contributions or imposing different deductible, co-payment, or other cost-sharing requirements based on a "health factor." Such differentials are, however, acceptable under the HIPAA nondiscrimination provisions if the differentials are applied through "wellness programs." The Department of Labor, in coordination with the Departments of the Treasury and HHS, has issued regulations that define "wellness programs" for purposes of the HIPAA nondiscrimination provisions, establishing specific requirements for wellness programs that reward participants who satisfy a standard related to a health factor. These requirements include (1) limiting the amount of the wellness program's rewards, (2) the wellness program being designed to promote good health and prevent disease, (3) giving those eligible to participate in the wellness program the opportunity to qualify for the reward at least once a year, (4) providing a reward that is available to all similarly situated individuals, and (5) requiring disclosure of reasonable alternative standards that must be available under the wellness program.

Although HIPAA and its regulations state that certain excepted benefits, including supplemental benefits, are not subject to the wellness program rules, it does not define the term "similar supplemental coverage." On December 7, 2007, the Department of Labor, in coordination with the Departments of the Treasury and HHS, released Field Assistance Bulletin No. 2007-04 (FAB 2007-04) in response to the development of questionable health and wellness programs that were marketed as "similar supplemental coverage." FAB 2007-04 clarifies the rules for supplemental programs and provides that supplemental benefits under a wellness program cannot discriminate on the basis of a health factor. With these new requirements in place, wellness programs that require individuals to meet certain health factors can no longer be considered supplemental and thus have to comply with HIPAA wellness program regulations described in the immediately preceding paragraph. According to FAB 2007-04, programs that do not meet these requirements may be subject to enforcement actions. HHS provided parallel guidance in Program Memorandum 08-01 (May 2008).

The Americans with Disabilities Act (ADA) prohibits discrimination on the basis of an employee's disability or perceived disability. Among other things, it limits employers from inquiring about the disabilities of employees unless the questions are job-related and consistent with business necessity. The ADA also limits the circumstances in which an employer may require physical examinations or answers to medical inquiries. However, the ADA allows employers to conduct voluntary medical examinations and activities, including voluntary medical histories, as part of a voluntary wellness program. A wellness program is "voluntary" if the employer neither requires participation nor penalizes employees who do not participate. Records acquired as part of a wellness program must be kept confidential and may not be used for a discriminatory purpose. Many states and localities provide similar protections to employees.

The Genetic Information Nondiscrimination Act restricts the collection or use of genetic information for underwriting purposes, and treats the offering of incentives or disincentives for completing an HRA or participating in a wellness program as underwriting. See "-- Genetic Information Nondiscrimination Act (GINA)," above.

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

Additional Information

We are a public company and file annual, quarterly and special reports and other information with the SEC. We are not required to, and do not intend to, deliver an annual report to security holders. You may read and copy any document we file at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. You can request copies of these documents by writing to the SEC and paying a fee for the copying cost. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference room. Our filings are also available, at no charge, to the public at http://www.sec.gov.

Item 2. Description of Property

Our business office address is 1955 Baring Boulevard, Sparks, NV 89434.

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

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Trading History

Our common stock is quoted on the Over-The-Counter Bulletin Board under the symbol "HLTK."

Bid Information*

Financial Quarter Ended	High Bid	Low Bid

June 30, 2015	$.085	$.07
March 31, 2015	.51	.085
December 31, 2014	.77	.40
June 30, 2014	.90	.87
March 31, 2014	.87	.35
March 31, 2013 -- Not Trading	$.0	$.0

__________

* The quotation do not reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of March 31, 2015 there were approximately 60 stockholders of record of our common stock.

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

•	we would not be able to pay our debts as they become due in the usual course of business; or

•

our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution, unless otherwise permitted under our articles of incorporation.

Recent Sales of Unregistered Securities

For the quarter ended March 31, 2015 the Company issued no new stock.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Item 6. Selected Consolidated Financial Data.

Not required.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this Form 10-K.

Our Management's Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking. Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national, and local general economic and market conditions; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; change in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; the risk of foreign currency exchange rate; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

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

Our Management's Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking. Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national, and local general economic and market conditions; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; change in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; the risk of foreign currency exchange rate; and other risks that might be detailed from time to time in our filing with the Securities and Exchange Commission.

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

The type of information disseminated through the web site is highly customizable to the user's inputs. The information distributed comes from Health Guides and personal Health Calculators that are widely available in Health and Medical Journals. In some cases, the "forum" or open "blog" will answer individual questions. These questions are answered by various users of the site and are not validated or endorsed by the company. All statements are the opinion of Company and are not intended to diagnose, treat, cure or prevent any disease. The information disseminated on the radio show is live in real time although the stream is delayed 8 seconds. Affiliate stations may rebroadcast our show in any time slot they wish, any show replayed in any time slot other than live is considered a delayed broadcast.

The Company's advice for wellness includes integrative medicine. The National Institute of Health defines Integrative Medicine as the combination of conventional medicine with Complementary and Alternative Medicine for which there is evidence of safety and effectiveness. Integrative Medicine is designated to treat the person and not just the disease. This approach depends on a partnership between the patient and the doctor, where the goal is to treat the mind, body, and spirit all at the same time. The Company believes that through integration, more time and attention can be spent on a broader approach to healing, and is not based entirely on Western Medical thought. The National Center for Complementary and Alternative Medicine (NCCAM), part of the National Institute of Health (nih.gov) which changed its name to the National Center for Research on Complementary and Integrative Health (NCRCI).

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

As of the date of this annual report, we have generated minimal revenues. However, we have done all the necessary work to have our registration statement declared effective by the SEC on October 17, 2013 and have obtained and OTC Market trading symbol of HLTK.

Results of Operations

For the fiscal year ended March 31, 2015 vs. March 31, 2014

Revenue

For the fiscal year ended March 31, 2014, the company had net total revenues of $4,893 which came from the sale of subscription agreements to its website.

For the fiscal year ended March 31, 2015, the company had net total revenues of $23,287 an increase of 376% which came from the increase in advertising revenue to its website. The increase was due to an increase in traffic on the website purchasing products from our advertisers.

Expense

Our expenses consist of selling, general and administrative expenses as follows:

For the fiscal year ended March 31, 2014 there were a total of $111,593 in operating expenses, which includes Legal and professional fees of $89,198, Bank fees $1,504, office and other expenses of $11,530, advertising and promotion $4,560, website hosting and maintenance of $301 and depreciation and amortization of $4,500.

For the fiscal year ended March 31, 2015, there were a total of $94,270 in operating expenses, which includes Legal and professional fees of $19,556, Website hosting and maintenance of $252, Office and other expenses $5,255, Bank fees $1,519, depreciation and amortization $43,303 and advertising and promotion $24,385. Increases in operating expenses were mainly due to the increases in advertising and promotion, and depreciation and amortization.

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities as well as maintaining our public listing.

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in the USA for the fiscal year ended March 31, 2015 due to the net operation loss in the USA.

Net Loss

We incurred net losses of $106,700 for the fiscal year ended March 31, 2014 and net losses of $70,983 for the fiscal year ended March 31, 2015. The decrease in net loss was mainly due to increases in revenue for advertising and promotion.

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

Foreign Currency Translation

The Company has determined the United States dollars to be its functional currency for HealthTalk Live Inc. We do have subscribers and visitors from overseas, however all transactions are in United States Dollars. There were no foreign currency translation effects on our financial presentation.

Liquidity and Capital Resources

	Fiscal Year Ended March 31, 2015	Fiscal Year Ended March 31, 2014

Current Ratio	.65	.11
Cash	$13,836	1,112
Working Capital	$(7,484)	(9,047)
Total Assets	$61,088	90,310
Total Liabilities	$116,920	65,000

Total Equity	$(55,832)	15,151

Total Debt/Equity	Inf	4.29

_____________

*Current Ratio = Current Assets / Current Liabilities

** Total Debt / Equity = Total Liabilities / Total Shareholders Equity.

The Company had cash and cash equivalents of $13,836 and working capital of ($7,484) for the period ended March 31, 2015. For the fiscal year ended March 31, 2014 the Company had cash and cash equivalents of $1,112 and working capital of ($9,047). As of the fiscal year ended March 31, 2015 the Company had $116,920 in Total Liabilities and Debt and for the fiscal year ended March 31, 2014, the company had $65,000 in Liabilities and Debt.

Our business plan includes the following milestones:

Milestones

EVENT	ACTION	ESTIMATED TIME TO COMPLETE	ESTIMATED COST
Hiring Symposium	Attract talent to build new, fully interactive website	6-8 months (prior to launch)	$750,000 - $ 1,000,000
Additional Hiring	Hire forum moderators to cover the website 24 hours a day, seven days a week	1 month (prior to launch)	$600,000 for first year
	Hire staff researchers for radio program, news section, and reference center	4-5 months (prior to launch)	$600,000 for first year
Advertising	Live Radio Show Plus Internet and TV Advertising	As soon as practical	$500,000 -- $700,000
TOTAL			$2,450,000 - $2,900,000

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

As of March 31, 2015, HealthTalk Live, Inc has $13,836 in cash on-hand. If we maintain operations at current levels, we anticipate we will incur approximately $48,000 in additional expenses in the next 12 months. We anticipate additional costs associated with our staying public in the next 12 months of approximately $20,000. Accordingly, we estimate a burn rate of $5,700 per month during the next 12 months. These numbers are based on the maintenance of the website and professional expenses. We anticipate funding these anticipated expenses with revenues. If we do not generate enough revenue through memberships and advertising to cover our estimated expenses for the next 12 months, our President Johnie Yawn and our Secretary Vicki Yawn have agreed to loan the Company money to continue operations. The Company as of March 31, 2015 owes $95,600 to Johnie and Vicki Yawn from previous loans for operations. These loans were made on an oral basis without interest, due upon demand. Management is under no obligation to loan the Company additional funds for operations. If Johnie and Vicki Yawn exercise their rights under the loan agreement and demand immediate repayment of all sums due, it is currently unlikely that the Company has the resources to make such repayments and may not have such resources in the future if such demand were made, which in the worst case could cause the Company to have to cease operations as the Company would have no funds available to continue operations.

Our auditor has indicated in its report that our losses and need to rely on loans from management raises substantial doubt about our ability to continue as a going concern.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 8. Financial Statements

BALANCE SHEETS

	March 31,	March 31,
	2015	2014

ASSETS

Current assets -
Cash	$13,836	$1,112

Non-current assets:
Net property and equipment	47,252	89,198

Total assets	$61,088	$90,310

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities -
Accounts payable	$21,320	$10,159

Long-term liability -
Due to officers	95,600	65,000

Stockholders' equity:
Common stock; par value $.001 100,000,000 shares authorized; 32,217,585 issued and outstanding	32,218	32,218
Additional paid-in capital	219,540	219,540
Accumulated deficit	(307,590)	(236,607)

Total stockholders' equity	(55,832)	15,151

Total liabilities and stockholders' equity	$61,088	$90,310

See accompanying notes to the financial statements.

HEALTHTALK LIVE, INC.

STATEMENTS OF OPERATIONS

	Year ended	Year ended
	March 31, 2015	March 31, 2014

Revenues	$23,287	$4,893

Operating expenses:
Legal and professional	19,556	89,198
Advertising and promotion	24,385	4,560
Depreciation and amortization	43,303	4,500
Website hosting and maintenance	252	301
Office and other expenses	5,255	11,530
Bank and credit card charges	1,519	1,504
Total operating expenses	94,270	111,593

Net loss	$(70,983)	$(106,700)

Loss per Share:
Basic and diluted loss per share	$-	$-

Basic and diluted weighted average shares outstanding	32,217,585	31,823,629

See accompanying notes to the financial statements.

STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock; par value $.001 100,000,000 shares authorized				Total
	Outstanding		Additional	Accumulated	stockholders'
	shares	Amount	paid-in capital	deficit	equity

Balances, March 31, 2013	31,719,000	31,719	170,181	(129,907)	71,993

Issuances of common stock	498,585	499	49,359	-	49,858

Net loss for the year ended March 31, 2014	-	-		(106,700)	(106,700)

Balances, March 31, 2014	32,217,585	$32,218	$219,540	$(236,607)	$15,151

Net loss for the year ended March 31, 2015	-	-		(70,983)	(70,983)

Balances, March 31, 2015	32,217,585	$32,218	$219,540	$(307,590)	$(55,832)

See accompanying notes to the financial statements.

STATEMENTS OF CASH FLOWS

	Year ended	Year ended
	March 31, 2015	March 31, 2014

Cash flows provided by (used for) operating activities:
Net loss	$(70,983)	$(106,700)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	43,303	4,500
Issuance of common stock for services	-	49,858
Increase in liabilities:
Accounts payable	11,161	77

Net cash (used in) operating activities	(16,519)	(52,265)

Cash flows (used for) investing activities -
Purchases of property and equipment	(1,357)	(7,406)

Net cash (used in) investing activities	(1,357)	(7,406)

Cash flows provided by financing activities -
Proceeds on due to officers	30,600	10,000

Net cash provided by financing activities	30,600	10,000

Increase (decrease) in cash	12,724	(49,671)

Cash-beginning of period	1,112	50,783

Cash-end of period	$13,836	1,112

Cash paid for interest:	$-	-

See accompanying notes to the financial statements.

HEALTHTALK LIVE, INC.

NOTES TO FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

HealthTalk Live, Inc. was created to spread the importance of natural health and wellness throughout North America and the world. Since inception, the website HealthTalkLive.com has received visitors from North America, Canada, South America, Europe, Asia and Australia. With its soon-to-be-launched real-time interactive website, HealthTalkLive.com anticipates becoming one of the primary information websites available in the world. In partnership with naturopathic practitioners, dieticians and medical doctors, HealthTalkLive.com strives to provide healthy options for all, whether taking prescription drugs or preferring a total, natural health approach to well-being. Information is disseminated through the live chat forum, reference center, news, E-newsletters and email. This provides for a common sense approach to health and wellness, diet, exercise, cleanses and complete regimens, all created individually based upon each person's unique requirements.

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

The Company operates in one segment in accordance with accounting guidance Financial Accounting Standards Board ("FASB") ASC Topic 280, Segment Reporting. Our Chief Executive Officer has been identified as the chief operating decision maker as defined by FASB ASC Topic 280.

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

The Company is in the process of raising additional equity capital to support the completion of its website. The Company's activities are subject to significant risks and uncertainties, including failing to secure additional funding to maintain and build the website and fund operations.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided by the straight-line method over the useful lives of the related assets, from three to five years.

The cost of building the Company's website has been capitalized and amortized over a period of three years. Expenditures for minor enhancements and maintenance are expensed as incurred.

Long-lived Assets

The Company's long-lived assets and other assets (consisting of property and equipment) are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360," Property, Plant, and Equipment", and FASB ASC Topic 205 " Presentation of Financial Statements ". The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management's estimates on asset useful lives and future cash flows.

HEALTHTALK LIVE, INC.

NOTES TO FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Long-lived Assets (continued)

Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through March 31, 2015 and 2014, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company's products or services will continue, which could result in an impairment of long-lived assets in the future.

Revenue Recognition

The Company expects to recognize revenues in accordance with the guidelines of the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 104 "Revenue Recognition".

Under SAB 104, four conditions must be met before revenue can be recognized: (i) there is persuasive evidence that an arrangement exists, (ii) delivery has occurred or service has been rendered, (iii) the price is fixed or determinable, and (iv) collection is reasonably assured.

Income Taxes

The Company is subject to income taxes in the U.S. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. In accordance with FASB ASC Topic 740, "Income Taxes," the Company provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The Company accounts for income tax under the provisions of FASB ASC Topic 740, "Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns. Deferred income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities. Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

HEALTHTALK LIVE, INC.

NOTES TO FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2015 and 2014 the fair value of cash and accounts payable, approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

Fair Value Measurements

FASB ASC Topic 825 "Financial Instruments," requires disclosure about fair value of financial instruments.

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

•	Level 1 -- observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets.

•	Level 2 -- other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc.).

•	Level 3 -- significant unobservable inputs (including the Company's own assumptions in determining the fair value of investments).

HEALTHTALK LIVE, INC.

NOTES TO FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Implementation of FAS No. 2014-10

The Company has implanted FAS No. 2014-10 which changed the way in which developmental stage companies disclosure results of operations. The Company is no longer required to report on and disclose operational results from inception to date and all references to "developmental stage" have been removed from these financial statements.

As the Company has not yet commenced principal operations whose planned principal operation is an integrative and interactive web portal designed for online consumers throughout the world. During the last year, the Company raised additional equity capital to support the completion of its development activities. The Company's activites are subject to significant risks and uncertainties, including failure to secure additional funding to operationalize the Company's current technology before another company sets up a similar web portal.

Recent Accounting Pronouncements

The Company has evaluated new accounting pronouncements that have been issued and are not yet effective for the Company and determined that there are no such pronouncements expected to have an impact on the Company's future financial statements.

2.	GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the years ended March 31, 2015 and 2014 the Company had an accumulated deficit of approximately $308,000 and $237,000 respectively, had net losses of approximately $71,000 and $107,000 respectively, and net cash used in operating activities of approximately $17,000 and $52,000 respectively, with little revenue earned since inception, and a lack of operational history. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern.

HEALTHTALK LIVE, INC.

NOTES TO FINANCIAL STATEMENTS

2.	GOING CONCERN (Continued)

While the Company is attempting to commence operations and generate revenues, the Company's cash position may not be significant enough to support the Company's daily operations. Management intends to raise additional funds by way of additional public and/or private offerings of its stock. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company's ability to further implement its business plan and generate revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.	PROPERTY AND EQUIPMENT

	Year ended March 31, 2015	Year ended March 31, 2014

Website development	$88,965	$88,965
Studio and office equipment	22,266	20,909

	111,221	109,874
Less: accumulated depreciation and amortization	(63,979)	(20,676)

Ending Balance	$47,252	$89,198

HEALTHTALK LIVE, INC.

NOTES TO FINANCIAL STATEMENTS

4.	RELATED PARTY TRANSACTIONS

Loan from officers-stockholders

During the year ended March 31, 2015, John and Vicki Yawn loaned the Company a total of $33,100 and were repaid $2,500, resulting in a net balance due them of $95,600.

During the year ended March 31, 2014, John and Vicki Yawn loaned the Company a total of $10,000, resulting in a net balance due them of $65,000.

The loans were for the purpose of the Company's operations and is unsecured without interest. It is expected that when the Company can generate sufficient cash flows from operations, the loans will be requested to be paid.

5.	STOCKHOLDERS' EQUITY

The Company was formed on April 1st, 2011 in the state of Nevada and operations commenced immediately. The Company is authorized to issue 100,000,000 shares of common stock with a par value of $.001. The Company is also authorized to issue 10,000,000 shares of preferred stock with a par value of $.001. No shares of preferred stock have been issued to date.

On June 26, 2013 the Company issued 100,000 shares of common stock to Richard Oravec in exchange for professional services valued at $10,000. This value was based on the latest sales of the Company's common stock, which was $.10 per share.

On June 26, 2013 the Company issued 79,292 shares of common stock to Michael T. Williams in exchange for professional services valued at $7,929. This value was based on the latest sales of the Company's common stock, which was $.10 per share.

On June 26, 2013 the Company issued 79,293 shares of common stock to Todd Feinstein in exchange for professional services valued at $7,929. This value was based on the latest sales of the Company's common stock, which was $.10 per share.

On January 13, 2014 the Company issued 240,000 shares of common stock to its stock agent, Globex Transfer LLC, the Company's stock agent in exchange for professional services valued at $24,000. This value was based on the latest sales of the Company's common stock, which was $.10 per share.

HEALTHTALK LIVE, INC.

NOTES TO FINANCIAL STATEMENTS

6.	INCOME TAXES

The provision (benefit) for income taxes for the years ended March 31, 2015 and 2014, assumes a 34% effective tax rate for federal income taxes. The Company has no state income tax liability:

	March 31, 2015	March 31, 2014

Current tax provision:
Federal	$(27,000)	$(28,000)
Taxable income - federal	$(80,000)	$(83,000)

Deferred tax provision	$27,000	$28,000

The Company had deferred income tax assets as of March 31, 2015 and 2014 are as follows:

	March 31, 2015	March 31, 2014

Loss carryforwards	$80,000	$72,000
Less -- valuation allowance	(80,000)	(72,000)
Total net deferred tax assets	$--	$--

The Company provided a valuation allowance equal to the deferred income tax assets for the fiscal years ended March 31 2015 and 2014, respectively, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

At March 31, 2015, the Company had approximately $237,000 in Federal tax loss carryforwards that can be utilized in future periods to reduce taxable income, and begin to expire in 2027. Pursuant to Internal Revenue Code Section 382, the future utilization of our net operating loss carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.

The Company incurs no state income taxes. The Company did not identify any material uncertain tax positions on tax returns that will be filed. The fiscal years ended March 31, 2015, 2014 and 2013 are open for potential examination.

HEALTHTALK LIVE, INC.

NOTES TO FINANCIAL STATEMENTS

7.	CONTINGENCIES

Legal

The Company is not involved in any legal matters arising in the normal course of business. While incapable of estimation, in the opinion of the management, the individual regulatory and legal matters in which it might involve in the future are not expected to have a material adverse effect on the Company's financial position, results of operations, or cash flows.

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

The Company had no potential additional dilutive securities outstanding for the years ended March 31, 2015 and 2014.

The following table sets forth the computation of basic and diluted net income per share:

	For The Fiscal Years Ended March 31,
	2015	2014

Net loss attributable to the common stockholders	$(70,983)	$(106,700)

Basic weighted average outstanding shares of common stock	32,217,585	31,823,629
Dilutive effect of common stock equivalent	-	-
Diluted weighted average common stock and common stock equivalents	32,217,585	31,823,629

Earnings (loss) per share:
Basic and diluted	$(0.00)	$(0.00)

9.	SUBSEQUENT EVENTS

Management has evaluated subsequent events through July 13, 2015 the date for which the financial statements were ready for issue. No events subsequent to March 31, 2015 were identified that would have a material impact on these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that information required to be disclosed in this quarterly report on Form 10-k was properly recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. The Company's controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers to allow timely decisions regarding required disclosure.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at March 31, 2015 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at March 31, 2015, our disclosure controls and procedures are effective.

Management's Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2015 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we will be implementing further internal controls as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its evaluation as of March 31, 2015, our management concluded that our internal controls over financial reporting were not effective as of March 31, 2015. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the following:

1. Accounting and Finance Personnel Weaknesses -- Our current accounting staff is relatively small and we do not have the required infrastructure of meeting the higher demands of being a U.S. public company. This material weakness also relates to a lack of personnel with expertise in preparing financial statements in accordance with U.S. GAAP, in addition to the small size of the staff.

This weakness also is due to our CEO and CFO being the same person.

2. Lack of Internal Audit Function -- We lack sufficient resources to perform the internal audit function. This weakness also is due to our CEO and CFO being the same person.

In order to mitigate these material weaknesses to the fullest extent possible, all work of the CFO is reviewed by a Director of the Company. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it will be immediately implemented. The Company continues to study the implementation of additional internal controls over accounting and financial reporting.

Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the quarter ended March 31, 2014, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Johnie M. Yawn joined HealthTalk Live, Inc at the onset in April 2011. He is the President of Health Talk Live. Prior to joining HealthTalk Live, Inc. he was the President of VitaGanza Health Foods, LLC from November 2000 to April 2011. Mr. Yawn was credentialed by the Indiana Counselors Association on Alcohol and Drug Abuse (ICADA) as a Drug and Alcohol Counselor in Indiana from 1980 -- 1991. He was also a Certified Alcohol Drug Abuse Prevention (ADAP) Officer in the United States Army from 1972-1976. In 1978 Mr. Yawn received a BS in Psychology from Marian College, Indianapolis, IN. In 1982 he received a MA in Psychology from Ball State University, Muncie, Indiana. In 1985 he received a Ph.D. in Psychology from Great Lakes University. He does not currently have any other business associations. As a member of the board, Mr. Yawn contributes his knowledge of the company and a deep understanding of all aspects of our business, products and markets, as well substantial experience developing corporate strategy, assessing emerging industry trends, and business operations.

Vicki L. Yawn joined HealthTalk Live, Inc. at the onset in April 2011. She is the Vice President and Secretary of Health Talk Live and is also the Co-Host for the HealthTalk Live Talk Show radio program. Prior to joining HealthTalk Live, Inc. she was the Vice President of VitaGanza Health Foods, LLC from November 2000 to April 2011. She previously acted as co-host for the VitaGanza Health Talk Show radio program. Ms. Yawn is currently a candidate for a license as a Doctor of Naturopathic Medicine. She anticipates receiving the license in 2013. Prior to pursuing a license to practice as a Doctor of Naturopathic Medicine, Ms. Yawn received a Hanna Kroeger Practitioner Certification in 2004 in a program for vibropathic (homeopathic) and herbal combinations. In 2002 she completed 26 courses in nutrition science at Nature's Plus University. Health Talk Live Inc. is her only business activity. As a member of the board, Mrs. Yawn also contributes her knowledge of the company and a deep understanding of all aspects of our business, products and markets, as well substantial experience developing corporate strategy, assessing emerging industry trends, and business operations.

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

Corporate Governance

Our board of directors has determined that we have one board member that qualifies as "independent" as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules, Mr. Carter.

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

Family Relationships

Johnie Yawn, President and Vicki Yawn, Secretary are married.

Legal Proceedings

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last ten years in any of the following:

•	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time,

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses),

•

Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities,

•

Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

•

Having any government agency, administrative agency, or administrative court impose an administrative finding, order, decree, or sanction against them as a result of their involvement in any type of business, securities, or banking activity.

•	Being the subject of a pending administrative proceeding related to their involvement in any type of business, securities, or banking activity.

•	Having any administrative proceeding been threatened against you related to their involvement in any type of business, securities, or banking activity.

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

As to whether we may begin compensating our officers after your initial public offering or there will be in the future circumstances in which they will start to receive salaries or other compensation: Two years ago, the Board discussed compensation for the founders/management but there have never been sufficient revenues beyond those needed to support continued operations available to enact such compensation. At no time would the founders/management receive compensation to the detriment of the development corporation or its function or to the detriment of the stock-holders meaning there would have to be sufficient positive cash flow to fund all the operations of the Company that management has described in "Milestones" and there would be excess cash flow to pay management salary. Management would then determine when they would be paid salaries and how much for particular periods. There are no written agreements in effect with respect to the foregoing but management has indicated orally they will follow this policy.

Board of Directors

Director Compensation

This table is for our fiscal year ended March 31, 2015.

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
George W. Carter [1]	0	0	0	0	0	0	$0.00
Johnie Yawn	0	0	0	0	0	0	$0.00
Vicki Yawn	0	0	0	0	0	0	$0.00

No director was paid in any form of compensation for acting as a Director as of March 31, 2015.

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

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 32,217,585 shares of common stock outstanding as of March 31, 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Director Independence

Our board of directors has determined that we have one board member that qualifies as "independent" as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Item 14. Principal Accountant Fees and Services.

Stein & Company LLP were our independent auditors for the fiscal years ended March 31, 2015 and 2014.

The following table shows the fees paid or accrued by us for the audit and other services provided by our auditor for fiscal 2014 and 2015.

	2014	2015

Audit Fees	$10,630	$9,500
Audit-Related Fees
Tax Fees	750	75
All Other Fees	2,060	2,600
Total	$13,440	$12,175

As defined by the SEC, (i) "audit fees" are fees for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-K, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii) "audit-related fees" are fees for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "audit fees;" (iii) "tax fees" are fees for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning; and (iv) "all other fees" are fees for products and services provided by our principal accountant, other than the services reported under "audit fees," "audit-related fees," and "tax fees."

Under applicable SEC rules, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditors in order to ensure that they do not impair the auditors' independence. The SEC's rules specify the types of non-audit services that an independent auditor may not provide to its audit client and establish the Audit Committee's responsibility for administration of the engagement of the independent auditors. Until such time as we have an Audit Committee in place, the Board of Directors will pre-approve the audit and non-audit services performed by the independent auditors.

Consistent with the SEC's rules, the Audit Committee Charter requires that the Audit Committee review and pre-approve all audit services and permitted non-audit services provided by the independent auditors to us or any of our subsidiaries. The Audit Committee may delegate pre-approval authority to a member of the Audit Committee and if it does, the decisions of that member must be presented to the full Audit Committee at its next scheduled meeting.

Item 15. Exhibits

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002.

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

____________

* This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

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

HealthTalk Live, Inc., a Nevada corporation

Date: July 13, 2015	By:	/s/ Johnie M. Yawn
Johnie M. Yawn
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	NAME	TITLE	DATE

/s/ Johnie M. Yawn	Johnie M. Yawn	President/Director/Principal Executive Officer	July 13, 2015
Principal Financial Officer/Principal Accounting Officer

/s/ Vicki L. Yawn	Vicki L. Yawn	Secretary/Director	July 13, 2015

/s/ George Carter	George Carter	Director	July 13, 2015

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002.

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

__________

* This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

