Form 10-Q
period 2015-06-30
HealthTalk Live, Inc.
filed 2015-08-21
CIK 1580262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Registrant’s Telephone Number: (850) 329-5947

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

As of August 14, 2015 there were 32,217,585 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHTALK LIVE, INC.

BALANCE SHEETS

	June 30,	March 31,
	2015	2015
ASSETS

Current assets -
Cash	$254	$13,836

Non-current assets:
Net property and equipment	42,252	47,252

Total assets	$42,506	$61,088

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities -
Accounts payable	$21,623	$21,320

Long-term liability -
Due to officers	87,100	95,600

Stockholders' deficit:
Common stock; par value $.001
100,000,000 shares authorized; 32,217,585
issued and outstanding	32,218	32,218
Additional paid-in capital	219,540	219,540
Accumulated deficit	(317,975)	(307,590

Total stockholders' deficit	(66,217)	(55,832

Total liabilities and stockholders' deficit	$42,506	$61,088

See accompanying notes to the financial statements.

HEALTHTALK LIVE, INC.

STATEMENTS OF OPERATIONS

	Quarter ended	Quarter ended
	June 30, 2015	June 30, 2014

Revenues	$737	$653

Operating expenses:
Legal and professional	-	9,500
Advertising and promotion	3,700	-
Depreciation and amortization	5,000	3,000
Website hosting and maintenance	495	1,002
Office and other expenses	1,492	1,100
Computer	154	-
Bank and credit card charges	278	388
Total operating expenses	11,119	14,990

Net loss	$(10,382)	$(14,337)

Loss per Share:
Basic and diluted loss per share	$-	$-

Basic and diluted weighted average shares outstanding	21,217,585	31,823,629

See accompanying notes to the financial statements.

HEALTHTALK LIVE, INC.

STATEMENTS OF CASH FLOWS

	Quarter ended	Quarter ended
	June 30, 2015	June 30, 2014

Cash flows provided by (used in) operating activities:
Net loss	$(10,382)	$(14,337)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,000	3,000
Increase in liabilities:
Accounts payable	300	10,405

Net cash (used in) operating activities	(5,082)	(932)

Cash flows provided by (used in) financing activities:
Payments on due to officers	(8,500)	-
Proceeds on due to officers	-	15,000

Net cash provided by (used in) financing activities	(8,500)	15,000

Increase (decrease) in cash	(13,582)	14,068

Cash-beginning of period	13,836	1,112

Cash-end of period	$254	$15,180

Cash paid for interest:	$-	$-

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

HEALTHTALK LIVE, INC.

NOTES TO FINANCIAL STATEMENTS

1.       Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2015 and 2014 the fair value of cash and accounts payable, approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

2.       GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended June 30, 2015, the Company had an accumulated deficit of approximately $318,000, had net losses of approximately $10,000 and net cash used in operating activities of approximately $5,000, with little revenue earned since inception, and a lack of operational history. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

HEALTHTALK LIVE, INC.

NOTES TO FINANCIAL STATEMENTS

3.       PROPERTY AND EQUIPMENT

	Quarter ended June 30, 2015	Year ended March 31, 2015

Website development	$88,965	$88,965
Studio and office equipment	22,266	22,266

	111,221	111,221
Less: accumulated depreciation and amortization	(68,979)	(63,979)

Ending Balance	$42,252	$47,252

4.      RELATED PARTY TRANSACTIONS

Loan from officers-stockholders

During the quarter ended June 30, 2015, the Company repaid loans to its officers, John and Vicki Yawn in the amount of $8,500, resulting in a net balance due them of $87,100 as of June 30, 2015.

The loans are for the purpose of the Company’s operations and is unsecured without interest. As the Company generates sufficient cash flows from operations, the loans will be repaid.

HEALTHTALK LIVE, INC.

NOTES TO FINANCIAL STATEMENTS

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

The Company had no potential additional dilutive securities outstanding for the quarter ended June 30, 2015 or the fiscal year ended March 31, 2015.

The following table sets forth the computation of basic and diluted net income per share:

	June 30, 2015	March 31, 2015

Net loss attributable to the common stockholders	$(10,382)	$(70,983)

Basic weighted average outstanding shares of common stock	32,217,585	31,217,585
Dilutive effect of common stock equivalent	-	-
Diluted weighted average common stock and common stock equivalents	32,217,585	31,217,585

Earnings (loss) per share:
Basic and diluted	$(0.00)	$(0.00)

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

Although the forward-looking statements in this Quarterly Statement reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

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

The Company’s advice for wellness includes integrative medicine. The National Institute of Health defines Integrative Medicine as the combination of conventional medicine with Complementary and Alternative Medicine for which there is evidence of safety and effectiveness. Integrative Medicine is designated to treat the person and not just the disease. This approach depends on a partnership between the patient and the doctor, where the goal is to treat the mind, body, and spirit all at the same time. The Company believes that through integration, more time and attention can be spent on a broader approach to healing, and is not based entirely on Western Medical thought. The National Center for Complementary and Alternative Medicine (NCCAM), part of the National Institute of Health (nih.gov) is in the process of changing its name to the National Center for Research on Complementary and Integrative Health (NCRCI). National Center for Complementary and Alternative Medicine (NCCAM), part of the National Institute of Health (nih.gov) changed its name to the National Center for Complementary and Integrative Health (NCCIH) effective January 1, 2015.

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

Results of Operations

For the three months ended June 30, 2015 vs. June 30, 2014

Revenue

For the three months ended June 30, 2014, the company had net total revenues of $653 which came from the sale of subscription agreements to its website.

For the three months ended June 30, 2015, the company had net total revenues of $737 an increase of 13% which came from the increase in subscription agreements to its website.

Expense

Our expenses consist of selling, general and administrative expenses as follows:

For the three months ended June 30, 2014 there were a total of $14,990 in operating expenses, which includes Legal and professional fees of $9,500, Bank fees $388, office and other expenses of $1,100, advertising and promotion $0., website hosting and maintenance of $1,002 and depreciation and amortization of $3,000.

For the three months ended June 30, 2015, there were a total of $11,119 in operating expenses, which includes Legal and professional fees of $0., Website hosting and maintenance of $495, Office and other expenses $1,492, Bank fees $278, depreciation and amortization$5,000 and advertising and promotion $3,700. Decreases in operating expenses were mainly due to the decreases in Legal and Professional fees.

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities as well as maintaining our public listing.

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in the USA for the three months ended June 30, 2015 due to the net operation loss in the USA.

Net Loss

We incurred net losses of $14,337 for the three months ended June 30, 2014 and net losses of $10,382 for the three months ended June 30, 2015. The decrease in net loss was mainly due to decreases in Legal and Professional fees.

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

Liquidity and Capital Resources

	Three Months Ended June 30, 2015	Fiscal Year Ended March 31, 2015

Current Ratio	.01	.65
Cash	$254	13,836
Working Capital	$(21,369)	(7,484)
Total Assets	$42,506	61,088
Total Liabilities	$108,723	116,920

Total Equity	$(66,217)	(55,832)

Total Debt/Equity	Inf	Inf

*Current Ratio = Current Assets /Current Liabilities

** Total Debt / Equity = Total Liabilities / Total Stockholders’ Equity.

The Company had cash and cash equivalents of $254 and working capital of ($21,369) for the three months ended June 30, 2015. For the Fiscal Year ended March 31, 2015 the Company had cash and cash equivalents of $13,836 and working capital of ($7,484). As of the three months ended June 30, 2015 the Company had $108,723 in Total Liabilities and Debt and for the Fiscal Year ended March 31, 2015, the company had $116,920 in Liabilities and Debt.

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

As of June 30, 2015, HealthTalk Live, Inc has $254 in cash on-hand. If we maintain operations at current levels, we anticipate we will incur approximately $48,000 in additional expenses in the next 12 months. We anticipate additional costs associated with our staying public in the next 12 months of approximately $20,000. Accordingly, we estimate a burn rate of $5,700 per month during the next 12 months. These numbers are based on the maintenance of the website and professional expenses. We anticipate funding these anticipated expenses with revenues. If we do not generate enough revenue through memberships and advertising to cover our estimated expenses for the next 12 months, our President Johnie Yawn and our Secretary Vicki Yawn have agreed to loan the Company money to continue operations. The Company owes $87,100 as of June 30, 2015 to Johnie and Vicki Yawn from previous loans for operations. These loans were made on an oral basis without interest, due upon demand. Management is under no obligation to loan the Company additional funds for operations. If Johnie and Vicki Yawn exercise their rights under the loan agreement and demand immediate repayment of all sums due, it is currently unlikely that the Company has the resources to make such repayments and may not have such resources in the future if such demand were made, which in the worst case could cause the Company to have to cease operations as the Company would have no funds available to continue operations.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at June 30, 2015 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at June 30, 2015, our disclosure controls and procedures are not effective.

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

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended June 30, 2015.

(b) Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended June 30, 2015.

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

HealthTalk Live, Inc., a Nevada corporation

Date: August 21, 2015	By:	/s/ Johnie M. Yawn
Johnie M. Yawn
Principal Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: August 21, 2015	By	/s/ Johnie M. Yawn
Johnie M. Yawn
Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

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

