Form 10-Q
period 2015-09-30
HealthTalk Live, Inc.
filed 2015-11-20
CIK 1580262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 10, 2015, there were 32,217,585 shares issued and outstanding of the registrant's common stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHTALK LIVE, INC.
BALANCE SHEETS

	Unaudited
	September 30,	March 31,
	2015	2015
ASSETS
Current assets -
Cash	$167	$13,836

Non-current assets:
Net property and equipment	32,252	47,252

Total assets	$32,419	$61,088

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities -
Accounts payable	$25,047	$21,320

Long-term liability -
Due to officers	83,599	95,600

Stockholders' deficit:
Common stock; par value $.001 100,000,000 shares authorized; 32,217,585 issued and outstanding	32,218	32,218
Additional paid-in capital	219,540	219,540
Accumulated deficit	(327,985)	(307,590)

Total stockholders' deficit	(76,227)	(55,832)

Total liabilities and stockholders' deficit	$32,419	$61,088

See accompanying notes to the financial statements.

HEALTHTALK LIVE, INC.
STATEMENTS OF OPERATIONS

	Unaudited	Unaudited	Unaudited	Unaudited
	Six months ended	Six months ended	Three months ended	Three months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Revenues	$14,759	$1,529	$14,022	$876

Operating expenses:
Legal and professional	10,000	12,770	10,000	3,270
Advertising and promotion	3,700	11,900	-	11,900
Depreciation and amortization	10,000	6,000	5,000	3,000
Website hosting and maintenance	1,681	2,723	1,186	1,721
Office and other expenses	4,021	3,302	2,529	2,205
Computer	154	-	-	-
Bank and credit card charges	595	800	317	412
Total operating expenses	30,151	37,495	19,032	22,508

Net loss	$(15,392)	$(35,966)	$(5,010)	$(21,632)

See accompanying notes to the financial statements.

HEALTHTALK LIVE, INC.
STATEMENTS OF CASH FLOWS

	Unaudited	Unaudited
	Six months ended	Six months ended
	September 30, 2015	September 30, 2014

Cash flows provided by (used in) operating activities:
Net loss	$(15,392)	$(35,966)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,000	6,000
Increase in liabilities:
Accounts payable	3,724	6,065

Net cash (used in) operating activities	(1,668)	(23,901)

Cash flows (used in) investing activities -
Expenditures for property sand equipment	-	(1,357)

Cash flows provided by (used in) financing activities:
Payments on due to officers	(12,001)	-
Proceeds on due to officers	-	25,000

Net cash provided by (used in) financing activities	(12,001)	25,000

Decrease in cash	(13,669)	(258)

Cash-beginning of period	13,836	1,112

Cash-end of period	$167	$854

Supplemental cash flow information:

Cash paid for interest:	$-	$-

Cash paid for income taxes:	$-	$-

See accompanying notes to the financial statements.

HEALTHTALK LIVE, INC.

NOTES TO FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

These interim financial statement footnotes are condensed and should be read in conjunction with the Company's latest annual financial statements. Interim financial statement disclosures generally do not repeat those in the annual financial statements.

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

Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2015 and March 31, 2015 the fair value of cash and accounts payable, approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

2.	GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended September 30, 2015, the Company had an accumulated deficit of approximately $328,000, had net losses of approximately $15,000, and net cash used in operating activities of approximately $2,000, with little revenue earned since inception, and a lack of operational history. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

HEALTHTALK LIVE, INC.

NOTES TO FINANCIAL STATEMENTS

3.	PROPERTY AND EQUIPMENT

	September 30, 2015	March 31, 2015

Website development	$88,965	$88,965
Studio and office equipment	22,266	22,266

	111,231	111,231
Less: accumulated depreciation and amortization	(78,979)	(63,979)

Ending Balance	$32,252	$47,252

4.	RELATED PARTY TRANSACTIONS

Loan from officers-stockholders

During the six ended September 30, 2015, the Company repaid loans to its officers, John and Vicki Yawn in the amount of $12,001, resulting in a net balance due them of $83,599 as of September 30, 2015.

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

The Company had no potential additional dilutive securities outstanding for six months ended September 30, 2015 or for the year ended March 31, 2015.

The following table sets forth the computation of basic and diluted net income per share:

	September 30, 2015	September 30, 2014

Net loss attributable to the common stockholders	$(15,392)	$(35,966)

Basic weighted average outstanding shares of common stock	32,217,585	32,217,585
Dilutive effect of common stock equivalent	-	-
Diluted weighted average common stock and common stock equivalents	32,217,585	32,217,585

Earnings (loss) per share:
Basic and diluted	$(0.00)	$(0.00)

6.	SUBSEQUENT EVENTS

Subsequent events were evaluated through November 10, 2015, the date in which the financial statements were available to be issued.

Item 2. Management's Discussion and Analysis or Plan of Operation.

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

On July 11, 2014 HealthTalk Live Inc., entered into a long term continuing contract with Salem Radio Network (SRN) to distribute the live call-in radio show, Health Talk Live, on Sirius/XM satellite radio channel 131 Saturdays 1-2 PM Eastern, starting August 2, 2014. The show is also being streamed live worldwide and available for simultaneous affiliate radio station rebroadcast by either direct satellite connection or broadcast quality Computer Modem (CM). Affiliate stations may also download the show by file transfer protocol (FTP) for replay during a different time slot. As a result of this agreement and our now having a radio outlet for our content, HealthTalk Live, Inc. anticipates revenue to increase, web traffic to increase listenership to increase.

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

Results of Operations

For the three months ended September 30, 2015 vs. September 30, 2014

Revenue

For the three months ended September 30, 2014, the company had net total revenues of $876 which came from the sale of subscription agreements to its website.

For the three months ended September 30, 2015, the company had net total revenues of $14,022 an increase of 1,600% which came from the increase in sales of advertising agreements to its website. The increase was due to more resources devoted to increased traffic and paid advertisers.

Expense

Our expenses consist of selling, general and administrative expenses as follows:

For the three months ended September 30, 2014 there were a total of $22,508 in operating expenses, which includes Legal and professional fees of $3,270, Bank fees $412, office and other expenses of $2,205, advertising and promotion of $11,900 and website hosting and maintenance of $1,721, Depreciation and amortization $3,000.

For the three months ended September 30, 2015, there were a total of $19,032 in operating expenses, which includes Legal and professional fees of $10,000, Website hosting and maintenance of $1,186, Office and other expenses $2,529. Bank fees $317. Depreciation and amortization $5,000, advertising and promotion $0. Increases in operating expenses were due to the increases in Legal and Professional fees.

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities as well as maintaining our public listing.

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in the USA for the three months ended September 30, 2014 due to the net operation loss in the USA.

Net Loss

We incurred net losses of $21,632 for the three months ended September 30, 2014 and net losses of $5,010 for the three months ended September 30, 2015. The decrease in net loss was due to the increase in revenue.

For the six months ended September 30, 2015 vs. September 30, 2014

Revenue

For the six months ended September 30, 2014, the company had net total revenues of $1,529 which came from the sale of subscription agreements to its website.

For the six months ended September 30, 2015, the company had net total revenues of $14,759 an increase of 965% which came from the increase in sales of advertising revenue.

Expense

Our expenses consist of selling, general and administrative expenses as follows:

For the six months ended September 30, 2014 there were a total of $37,495 in operating expenses, which includes Legal and professional fees of $12,770, Bank fees $800, office and other expenses of $3,302, website hosting and maintenance $2,723, advertising and promotion of $11,900 and depreciation and amortization of $6,000.

For the six months ended September 30, 2015 there were a total of $30,151 in operating expenses, which includes Legal and professional fees of $10,000, Website hosting and maintenance of $1,681, computer maintenance $154, Office and other expenses $4,021. Bank fees $595, depreciation and amortization of $10,000 and Advertising and Promotion $3,700. Decreases in operating expenses were due to the lesser amounts due for advertising and promotion.

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities as well as maintaining our public listing.

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in the USA for the six months ended September 30, 2015 due to the net operation loss in the USA.

Net Loss

We incurred net losses of $35,966 for the six months ended September 30, 2014 and net losses of $15,392 for the six months ended September 30, 2015. The decrease in net loss was due to increase in revenue.

Commitments and Contingencies

Our web presence is being hosted by a 3rd Party Hosting Company. We are a month-to-month contract with this company. The information on our website is not sourced from any particular vendor, but contains abstractions from commonly available medical journals and information based media outlets. We offer various levels of subscriptions:

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

Liquidity and Capital Resources

	Six months ended September 30, 2015	Six months ended September 30, 2014

Current Ratio	.01	(.05)
Cash	$167	854
Working Capital	$(24,880)	(15,370)
Total Assets	$32,419	85,409
Total Liabilities	$108,646	106,224

Total Equity	$(76,227)	(20,815)

Total Debt/Equity	INF	INF

____________

*	Current Ratio = Current Assets /Current Liabilities

**	Total Debt / Equity = Total Liabilities / Total Shareholders Equity.

The Company had cash and cash equivalents of $167 and working capital of ($($24,880) for the 6 months ended September 30, 2015. For the six months ended September 30, 2014 the Company had cash and cash equivalents of $854 and working capital of ($15,370). As of the six months ended September 30, 2015 the Company had $108,646 in Total Liabilities and Debt and for the six months ended September 30, 2014, the company had $106,224 in Liabilities and Debt.

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

As of September 30, 2015, HealthTalkLive.com has $167 in cash on-hand. If we maintain operations at current levels, we anticipate we will incur approximately $48,000 in additional expenses in the next 12 months. We anticipate additional costs associated with our staying public in the next 12 months of approximately $20,000. Accordingly, we estimate a burn rate of $5,700 per month during the next 12 months. These numbers are based on the maintenance of the website and professional expenses. We anticipate funding these anticipated expenses with revenues. If we do not generate enough revenue through memberships and advertising to cover our estimated expenses for the next 12 months, our President Johnie Yawn and our Secretary Vicki Yawn have agreed to loan the Company money to continue operations. The Company as of September 30, 2015 owes $83,599 to Johnie and Vicki Yawn from previous loans for operations. These loans were made on an oral basis without interest, due upon demand. Management is under no obligation to loan the Company additional funds for operations. If Johnie and Vicki Yawn exercise their rights under the loan agreement and demand immediate repayment of all sums due, it is currently unlikely that the Company has the resources to make such repayments and may not have such resources in the future if such demand were made, which in the worst case could cause the Company to have to cease operations as the Company would have no funds available to continue operations.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at September 30, 2015 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at September 30, 2015, our disclosure controls and procedures are effective.

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

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended September 30, 2015.

(b) Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended September 30, 2015.

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

HealthTalk Live, Inc., a Nevada corporation

Date: November 20, 2015	By:	/s/ Johnie M. Yawn
Johnie M. Yawn
Principal Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: November 20, 2015	By:	/s/ Johnie M. Yawn
Johnie M. Yawn
Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

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

