Form 10-Q
period 2015-12-31
HealthTalk Live, Inc.
filed 2016-02-22
CIK 1580262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2015

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

______________________________________________________________

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

As of February 22, 2016 there were 32,217,585 shares issued and outstanding of the registrant's common stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHTALK LIVE, INC.

BALANCE SHEETS

	Unaudited December 31, 2015	March 31, 2015
ASSETS

Current assets -
Cash	$69	$13,836

Non-current assets:
Net property and equipment	27,252	47,252

Total assets	$27,321	$61,088

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities -
Accounts payable	$25,305	$21,320

Long-term liability -
Due to officers	103,647	95,600

Stockholders' deficit:
Common stock; par value $.001 100,000,000 shares authorized; 32,217,585 issued and outstanding	32,218	32,218
Additional paid-in capital	219,540	219,540
Accumulated deficit	(353,389)	(307,590)

Total stockholders' deficit	(101,631)	(55,832)

Total liabilities and stockholders' deficit	$27,321	$61,088

See accompanying notes to the financial statements.

HEALTHTALK LIVE, INC.

STATEMENTS OF OPERATIONS

	Unaudited Nine months ended December 31, 2015	Unaudited Nine months ended December 31, 2014	Unaudited Three months ended December 31, 2015	Unaudited Three months ended December 31, 2014

Revenues	$15,315	$8,193	$556	$6,664

Operating expenses:
Legal and professional	10,000	13,615	-	845
Advertising and promotion	22,150	20,470	18,450	9,415
Depreciation and amortization	15,000	9,000	5,000	-
Website hosting and maintenance	1,788	3,805	107	1,082
Office and other expenses	5,901	4,300	1,880	152
Computer	337	-	183	-
Bank and credit card charges	935	1,154	340	355
Total operating expenses	56,111	52,344	25,960	11,849

Net loss	$(40,796)	$(44,151)	$(25,404)	$(5,185)

See accompanying notes to the financial statements.

HEALTHTALK LIVE, INC.

STATEMENTS OF CASH FLOWS

	Unaudited Nine months ended December 31, 2015	Unaudited Nine months ended December 31, 2014

Cash flows provided by (used in) operating activities:
Net loss	$(40,796)	$(44,151)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,000	9,000
(Increase) in assets:
Accounts receivable	-	(5,831)
Increase in liabilities:
Accounts payable	3,982	8,509

Net cash (used in) operating activities	(21,814)	(32,473)

Cash flows (used in) investing activities -
Expenditures for property sand equipment	-	(1,357)

Cash flows provided by financing activities -
Proceeds on due to officers	8,047	33,100

Increase (decrease) in cash	(13,767)	(730)

Cash-beginning of period	13,836	1,112

Cash-end of period	$69	$382

Supplemental cash flow information:

Cash paid for interest:	$-	$-

Cash paid for income taxes:	$-	$-

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

HEALTHTALK LIVE, INC.

NOTES TO FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2015 and 2014 the fair value of cash and accounts payable, approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

2. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended December 31, 2015, the Company had an accumulated deficit of approximately $353,000, had net losses of approximately $25,000, and net cash used in operating activities of approximately $22,000, with little revenue earned since inception, and a lack of operational history. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

HEALTHTALK LIVE, INC.

NOTES TO FINANCIAL STATEMENTS

3. Property and Equipment

	Nine months ended December 31, 2015	Year ended March 31, 2015

Website development	$88,965	$88,965
Studio and office equipment	22,266	22,266

	111,231	111,231
Less: accumulated depreciation and amortization	(83,979)	(63,979)

Ending Balance	$27,252	$47,252

4. Related Party Transactions

Loan from officers-stockholders

During the quarter ended December 31, 2015, the Company obtained loans from its officers, John and Vicki Yawn in the amount of $20,048, resulting in a net balance due them of $103,647 as of December 31, 2015.

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

The Company had no potential additional dilutive securities outstanding for nine months ended December 31, 2015 or for the year ended March 31, 2015.

The following table sets forth the computation of basic and diluted net income per share:

	December 31, 2015	March 31, 2015

Net loss attributable to the common stockholders	$(40,796)	$(70,983)

Basic weighted average outstanding shares of common stock	32,217,585	32,217,585
Dilutive effect of common stock equivalent	-	-
Diluted weighted average common stock and common stock equivalents	32,217,585	32,217,585

Earnings (loss) per share:
Basic and diluted	$(0.00)	$(0.00)

6. Subsequent Events

Subsequent events were evaluated through February 4, 2016 the date in which the financial statements were available to be issued.

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

The Company's advice for wellness includes integrative medicine. The National Institute of Health defines Integrative Medicine as the combination of conventional medicine with Complementary and Alternative Medicine for which there is evidence of safety and effectiveness. Integrative Medicine is designated to treat the person and not just the disease. This approach depends on a partnership between the patient and the doctor, where the goal is to treat the mind, body, and spirit all at the same time. The Company believes that through integration, more time and attention can be spent on a broader approach to healing, and is not based entirely on Western Medical thought. The National Center for Complementary and Alternative Medicine (NCCAM), part of the National Institute of Health (nih.gov) is in the process of changing its name to the National Center for Research on Complementary and Integrative Health (NCRCI). National Center for Complementary and Alternative Medicine (NCCAM), part of the National Institute of Health (nih.gov) changed its name to theNational Center for Complementary and Integrative Health (NCCIH) effective January 1, 2015.

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

Results of Operations

For the three months ended December 31, 2015 vs. December 31, 2014

Revenue

For the three months ended December 31, 2014, the company had net total revenues of $6,664 which came from the sale of subscription agreements to its website.

For the three months ended December 31, 2015, the company had net total revenues of $556 an decrease of 92% which came from the decrease in subscription agreements to its website.

Expense

Our expenses consist of selling, general and administrative expenses as follows:

For the three months ended December 31, 2014 there were a total of $11,849 in operating expenses, which includes Legal and professional fees of $845, Bank fees $355, office and other expenses of $152, advertising and promotion $9,415, website hosting and maintenance of $1,082 and depreciation and amortization of $0.

For the three months ended December 31, 2015, there were a total of $25,960 in operating expenses, which includes Legal and professional fees of $0. Website hosting and maintenance of $107, Office and other expenses $1,880, Bank fees $340, depreciation and amortization$5,000 and advertising and promotion $18,450. Increases in operating expenses were mainly due to the increases in advertising and promotion.

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities as well as maintaining our public listing.

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in the USA for the three months ended December 31, 2015 due to the net operation loss in the USA.

Net Loss

We incurred net losses of $5,185 for the three months ended December 31, 2014 and net losses of $25,404 for the three months ended December 31, 2015. The increase in net loss was mainly due to increases in advertising and promotion fees.

Commitments and Contingencies

Our web presence is being hosted by a 3rd Party Hosting Company. We are a month-to-month contract with this company. The information on our website is not sourced from any particular vendor, but contains abstractions from commonly available medical journals and information based media outlets. We offer various levels of paid subscriptions:

Subscription Options

•	Monthly Silver Membership - Free - Ongoing
	•	One (1) month of Silver Membership, including access to our forums and E-newsletters.

•	Semi-Annual Platinum Membership - 34.75 USD per 6 months - for 1 time
	•	Six (6) months of Platinum Membership, including access to our forums and reference center.

•	Annual Platinum Membership - 69.50 USD per 1 year - for 1 time
	•	One (1) year of Platinum Membership, including access to our forums and reference center.

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

Liquidity and Capital Resources

	Three Months Ended December 31, 2015	Fiscal Year Ended March 31, 2015

Current Ratio	.01	.65
Cash	$69	13,836
Working Capital	$(25,236)	(7,484)
Total Assets	$27,321	61,088
Total Liabilities	$128,952	116,920

Total Equity	$(101,631)	(55,832)

Total Debt/Equity	Inf	Inf

_____________

*Current Ratio = Current Assets /Current Liabilities

** Total Debt / Equity = Total Liabilities / Total Stockholders' Equity.

The Company had cash and cash equivalents of $69 and working capital of ($25,236) for the three months ended December 31, 2015. For the Fiscal Year ended March 31, 2015 the Company had cash and cash equivalents of $13,836 and working capital of ($7,484). As of the three months ended December 31, 2015 the Company had $108,723 in Total Liabilities and Debt and for the Fiscal Year ended March 31, 2015, the company had $116,920 in Liabilities and Debt.

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

As of December 31, 2015, HealthTalk Live, Inc has $69 in cash on-hand. If we maintain operations at current levels, we anticipate we will incur approximately $48,000 in additional expenses in the next 12 months. We anticipate additional costs associated with our staying public in the next 12 months of approximately $20,000. Accordingly, we estimate a burn rate of $5,700 per month during the next 12 months. These numbers are based on the maintenance of the website and professional expenses. We anticipate funding these anticipated expenses with revenues. If we do not generate enough revenue through memberships and advertising to cover our estimated expenses for the next 12 months, our President Johnie Yawn and our Secretary Vicki Yawn have agreed to loan the Company money to continue operations. The Company owes $103,647 as of December 31, 2015 to Johnie and Vicki Yawn from previous loans for operations. These loans were made on an oral basis without interest, due upon demand. Management is under no obligation to loan the Company additional funds for operations. If Johnie and Vicki Yawn exercise their rights under the loan agreement and demand immediate repayment of all sums due, it is currently unlikely that the Company has the resources to make such repayments and may not have such resources in the future if such demand were made, which in the worst case could cause the Company to have to cease operations as the Company would have no funds available to continue operations.

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

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the nine months ended December 31, 2015.

(b) Use of Proceeds.

The Registrant did not sell any unregistered securities during the nine months ended December 31, 2015.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a) Exhibits.

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1*	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

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

HealthTalk Live, Inc., a Nevada corporation

Date: February 22, 2016	By:	/s/ Johnie M. Yawn
Johnie M. Yawn
Principal Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 22, 2016	By:	/s/ Johnie M. Yawn
Johnie M. Yawn
Principal Executive Officer Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1*	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

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

