Form 10-K
period 2016-03-31
HealthTalk Live, Inc.
filed 2016-07-22
CIK 1580262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

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

_______________________________________________________________

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant based upon the most recent cash sale of the Registrant's Common Stock as of March 31, 2016) was approximately $231,758.50 (based on 2,317,585 shares of common stock outstanding held by non-affiliates on such date, and cash sale price of $0.10 per share). Shares of the Registrant's Common Stock held by each executive officer and director and by each entity or person that, to the Registrant's knowledge, owned 5% or more of the Registrant's outstanding Common Stock as of March 31, 2016 have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of Registrant's Common Stock, $0.001 par value, was 32,617,585 shares as of July 15, 2016.

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

PART I

Item 1. Description of Business

Organization

HealthTalk Live, Inc. (The Company), is a Nevada Corporation formed on April 1, 2011 by its founders, Johnie M. Yawn and Vicki L. Yawn. The principal executive office is located at 1955 Baring Blvd, Sparks, NV 89434. Telephone: 775-358-1412.

Overview

Our business provides traditional, plus natural health and wellness information services through our real-time interactive website, HealthTalkLive.com, and through our Live Radio Show on WTGF FM distributed through BRN and other affiliate radio stations. For the most part, the affiliate radio stations will be an additional source of revenue, web traffic and advertising. Users of our site have access to information on traditional and natural methods of health care and how to employ those methods, either alone or as a compliment modern medical treatment. HealthTalkLive.com is an Integrative health site.

On November 2, 2014 HealthTalk Live Inc., entered into a long term continuing agreement with WTGF FM to distribute the live call-in radio show, Health Talk Live, on 90.1 FM Saturdays 1-2 PM Eastern, starting November 6, 2014. The show is also being streamed live worldwide and available for simultaneous affiliate radio station rebroadcast by either direct satellite connection or broadcast quality Computer Modem (CM). Affiliate stations may also download the show by file transfer protocol (FTP) for replay during a different time slot. As a result of this agreement and our now having a radio outlet for our content, HealthTalk Live, Inc. anticipates revenue to increase and, although it is still too early to accurately predict.

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

At this time our services are primarily member-based. Silver member users can read and posts in the Live Chat Forum, News, receive E-newsletters, read many of the publications in the Reference Center and have access to Health Tools and Videos. However, in order to post in the Live Chat Forum, read all publications in the Reference Center and access all of the Health Tools and Videos, paid memberships are required.

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

We have a social networking component to our website in that the website also allows each member to create a profile, share information about themselves with other members, to communicate between one another privately and receiving notices when a member flags topics of particular interest when additional posts are created under flagged topics. HealthTalk Live also has an active FaceBook page and Twitter account.

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

For over 15 years, Johnie and Vicki have amassed a large library of health references and engaged in conversations, both personally and through radio and television venues, of and with various published professionals, including, but not limited to, the Drs. Balch, Earl Mindell, R.P.H., Ph.D., Eugene Steiner, R.P.H., Ph.D., Sherry Rogers, MD, Helen Pensanti, MD, John Young, MD, Lorna Walker, Ph.D. Nutritionist, Patrick Quillin, PhD., RD, CNS, Ann McCombs, MD, Leigh Erin Connealy, MD, etc., many of whom post regularly in the Live Chat Forum or create and offer articles for the Reference Center at HealthTalkLive.com. Most remain in private practice. Some are retired or semi-retired and devote some of their time helping people through our website by making suggestions for changes people can make to enhance their health. All the MD's referenced are members of the AMA.

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

Discounts on Products

We do not sell products. However, paid Platinum Members of HealthTalkLive.com are eligible for discounts from participating discount providers. The discount is applied when the member purchases suggested supplements directly from the participating providers. Each Participating Discount Provider receives a list of current Platinum Members in order to track Platinum Membership status. At the current time a financial agreement between HealthTalk Live, Inc and Advanced Nutrition exists for commissions based on total sales. We believe that each discount provider currently participates due to the volume of traffic they receive from advertisements they place on our website. We have made each provider aware that in the future they will need to pay for continued presence on our website. There is no guarantee that any of these discount providers will continue to provide discounts or even advertise on our site if they are made to pay fees to do so in the future.

Set forth below is a list of our current participating discount providers.

Participating Discount Provider	Discount Offer	Contact Information
Advanced Nutrition	30%	844-878-1100 – Advancednutrition.co
Nutritional Scientific Co (NSC)	20%	888-541-3997– nsc24.com
Dr. Pieter DeWet, MD Wellness Center	10%	877-484-9735 – qhiwellness.com
Dr. Helen Pensanti, MD	20%	800-301-1982 – askdrhelen.com
RenewLife	15%	800-830-1800 – renewlife.com
FIGTree Vitamins	10%	FIGTreeVitamins.Com 210-504-9906
Dr. John Young's Health Products, MD	20%	800-767-8112 Or SHOP ONLINE: http://healthtalklive.younghealth.com/ and put the discount code in the coupon code box
Dr Sherry Rogers, MD	10%	Books, Newsletters & MORE! 800-846-6687 Or online www.prestigepublishing.com

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

The Genetic Information Nondiscrimination Act restricts the collection or use of genetic information for underwriting purposes, and treats the offering of incentives or disincentives for completing an HRA or participating in a wellness program as underwriting. See "— Genetic Information Nondiscrimination Act (GINA)," above.

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

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Trading History

Our common stock is quoted on the Over-The-Counter Bulletin Board under the symbol "HLTK."

Bid Information*

Financial Quarter Ended	High Bid	Low Bid

March 31, 2016	.19	.04
December 31, 2015	.18	.05
September 30, 2015	.18	.06
June 30, 2015	.085	.07
March 31, 2015	.51	.085
December 31, 2014	.77	.40
September 30, 2014	.77	.45
June 30, 2014	.90	.87

__________

* The quotation do not reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of March 31, 2016 there were approximately 60 stockholders of record of our common stock.

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

Recent Sales of Unregistered Securities

For the quarter ended March 31, 2016 the Company issued 360,000 shares of common stock with a value of $24,000.

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

On November 2, 2014 HealthTalk Live Inc., entered into a long term continuing agreement with WTGF 90.1 FM to distribute the live call-in radio show, Health Talk Live, through BRN Saturdays 1-2 PM Eastern, starting November 6, 2014. The show is also being streamed live worldwide and available for simultaneous affiliate radio station rebroadcast by either direct satellite connection or broadcast quality Computer Modem (CM). Affiliate stations may also download the show by file transfer protocol (FTP) for replay during a different time slot. As a result of this agreement and our now having a radio outlet for our content, HealthTalk Live, Inc. anticipates revenue to increase and, although it is still too early to accurately predict, we hope to be profitable in the long run, although there is no assurance if or when we will ever be profitable.

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

Results of Operations

For the fiscal year ended March 31, 2016 vs. March 31, 2015

Revenue

For the fiscal year ended March 31, 2015, the company had net total revenues of $23,287 which came from advertising revenue.

For the fiscal year ended March 31, 2016, the company had net total revenues of $16,060 a decrease of 31% which came from the decrease in advertising revenue to its website. The decrease was due to a decrease in the number of advertisers.

Expense

Our expenses consist of selling, general and administrative expenses as follows:

For the fiscal year ended March 31, 2015 there were a total of $94,270 in operating expenses, which includes legal and professional fees of $19,556, bank fees $1,519, office and other expenses of $5,255, advertising and promotion $24,385, website hosting and maintenance of $252 and depreciation and amortization of $43,303.

For the fiscal year ended March 31, 2016, there were a total of $66,990 in operating expenses, which includes legal and professional fees of $11,260 website hosting and maintenance of $2,856, office and other expenses $7,520, bank fees $1,288, depreciation and amortization $20,000 and advertising and promotion $23,684. Decreases in operating expenses were mainly due to the decreases in depreciation and amortization and legal and professional fees.

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities as well as maintaining our public listing.

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in the USA for the fiscal year ended March 31, 2016 due to the net operation loss in the USA.

Net Loss

We incurred net losses of $70,983 for the fiscal year ended March 31, 2015 and net losses of $50,930 for the fiscal year ended March 31, 2016. The decrease in net loss was mainly due to decreases in depreciation and amortization and legal and professional fees.

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

Liquidity and Capital Resources

	Fiscal Year Ended March 31, 2016	Fiscal Year Ended March 31, 2015

Current Ratio	.11	.65
Cash	$3,019	13,836
Working Capital	$(24,573)	(7,484)
Total Assets	$31,869	61,088
Total Liabilities	$114,631	116,920

Total Equity (Deficit)	$(82,762)	(55,832)

*Current Ratio = Current Assets /Current Liabilities

** Total Debt / Equity = Total Liabilities / Total Shareholders Equity.

The Company had cash and cash equivalents of $3,019 and working capital of ($24,573) for the period ended March 31, 2016. For the fiscal year ended March 31, 2015 the Company had cash and cash equivalents of $13,836 and working capital of ($7,484). As of the fiscal year ended March 31, 2016 the Company had $114,631 in Total Liabilities and Debt and for the fiscal year ended March 31, 2015, the company had $116,920 in Liabilities and Debt.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  For the year ended March 31, 2016, the Company had an accumulated deficit of approximately $359,000, had net losses of approximately $51,000, and net cash used in operating activities of approximately $25,000, with little revenue earned since inception, and a lack of operational history.  These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern.

While the Company is attempting to generate greater revenues, the Company's cash position may not be significant enough to support the Company's daily operations.  Management intends to raise additional funds by way of additional public and/or private offerings of its stock.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company's ability to further implement its business plan and generate revenues.

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

As of March 31, 2016, HealthTalk Live, Inc has $3,019 in cash on-hand. If we maintain operations at current levels, we anticipate we will incur approximately $48,000 in additional expenses in the next 12 months. We anticipate additional costs associated with our staying public in the next 12 months of approximately $20,000. Accordingly, we estimate a burn rate of $5,700 per month during the next 12 months. These numbers are based on the maintenance of the website and professional expenses. We anticipate funding these anticipated expenses with revenues. If we do not generate enough revenue through memberships and advertising to cover our estimated expenses for the next 12 months, our President Johnie Yawn and our Secretary Vicki Yawn have agreed to loan the Company money to continue operations. The Company as of March 31, 2016 owes $87,039 to Johnie and Vicki Yawn from previous loans for operations. These loans were made on an oral basis without interest, due upon demand. Management is under no obligation to loan the Company additional funds for operations. If Johnie and Vicki Yawn exercise their rights under the loan agreement and demand immediate repayment of all sums due, it is currently unlikely that the Company has the resources to make such repayments and may not have such resources in the future if such demand were made, which in the worst case could cause the Company to have to cease operations as the Company would have no funds available to continue operations.

Our auditor has indicated in its report that our losses and need to rely on loans from management raises substantial doubt about our ability to continue as a going concern.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors of HealthTalk Live, Inc.

We have audited the accompanying balance sheets of HealthTalk Live, Inc. as of March 31, 2016 and 2015, and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the years ended March 31, 2016 and 2015.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HealthTalk Live, Inc. as of March 31, 2016, and the results of its operations and their cash flows for each of the two years in the periods ending March 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the accompanying financial statements, the Company has incurred continuing losses from operations not been profitable, a stockholders' deficit of approximately $83,000 and has needed to rely on advances from its officers to operate, a sign indicating additional capital will be needed to advance the development of the Company's services and products to the point at which they may become commercially viable. These conditions, among others, raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts to the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KBL, LLP

Glendale, California

July 15, 2016

HealthTalk Live, Inc.
BALANCE SHEETS

	March 31,	March 31,
	2016	2015
ASSETS
Current assets -
Cash	$3,019	$13,836

Non-current assets:
Net property and equipment	28,850	47,252

Total assets	$31,869	$61,088

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities -
Accounts payable	$27,592	$21,320

Long-term liability -
Due to officers	87,039	95,600

Total Liabilities	114,631	116,920

Stockholders' deficit:
Preferred Stock; 10,000,000 shares authorized of $.001 par value; no shares issued and outstanding	-	-
Common stock; par value $.001 100,000,000 shares authorized; 32,577,585 and 32,217,585 issued March 31, 2016 and 2015, respectively	32,578	32,218
Additional paid-in capital	243,180	219,540
Accumulated deficit	(358,520)	(307,590)

Total stockholders' deficit	(82,762)	(55,832)

Total liabilities and stockholders' deficit	$31,869	$61,088

See accompanying notes to the financial statements.

HEALTHTALK LIVE, INC.

STATEMENTS OF OPERATIONS

	Year ended	Year ended
	March 31, 2016	March 31, 2015

Revenues	$16,060	$23,287

Operating expenses:
Advertising and promotion	23,684	24,385
Depreciation and amortization	20,000	43,303
Legal and professional	11,260	19,556
Office and other expenses	7,520	5,255
Website hosting and maintenance	2,856	252
Bank and credit card charges	1,288	1,519
Computer	382	-
Total operating expenses	66,990	94,270

Net loss	$(50,930)	$(70,983)

Loss per share:
Basic and diluted loss per share	$-	$-

Basic and diluted weighted average shares outstanding	32,252,585	32,217,585

See accompanying notes to the financial statements.

HEALTHTALK LIVE, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

	Preferred stock; par value $.001		Common Stock; par value $.001
	10,000,000 shares authorized		100,000,000 shares authorized		Additional		Total
	Outstanding		Outstanding		paid-in	Accumulated	stockholders'
	shares	Amount	shares	Amount	capital	deficit	deficit

Balances March 31, 2014	-	$-	32,217,585	$32,218	$219,540	$(236,607)	$15,151

Net loss for the year ended March 31, 201	-	-	-	-	-	(70,983)	(70,983)

Balances, March 31, 2015	-	-	32,217,585	32,218	219,540	(307,590)	(55,832)

Issuances of common stock	-	-	360,000	360	23,640		24,000

Net loss for the year ended March 31, 2016	-	-	-	-	-	(50,930)	(50,930)

Balances, March 31, 2016	-	$-	32,577,585	$32,578	$243,180	$(358,520)	$(82,762)

See accompanying notes to the financial statements.

HEALTHTALK LIVE, INC.

STATEMENTS OF CASH FLOWS

	Year ended	Year ended
	March 31, 2016	March 31, 2015

Cash flows (used in) operating activities:
Net loss	$(50,930)	$(70,983)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,000	43,303
Increase in liabilities:
Accounts payable	6,272	11,161

Net cash (used in) operating activities	(24,658)	(16,519)

Cash flows (used in) investing activities:
Expenditures for property and equipment	(1,598)	(1,357)

Net cash (used in) investing activities	(1,598)	(1,357)

Cash flows provided by financing activities :
Proceeds (repayments) on due to officers	(8,561)	30,600
Proceeds from issuances of common stock	24,000	-

Net cash provided by operating activities	15,439	30,600

Increase (decrease) in cash	(10,817)	12,724

Cash-beginning of year	13,836	1,112

Cash-end of year	$3,019	$13,836

Supplemental cash flow information:

Cash paid for interest:	$-	$-

Cash paid for income taxes:	$-	$-

See accompanying notes to the financial statements.

NOTES TO FINANCIAL STATEMENTS

1.	BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Formation and Business Activity

HealthTalk Live, Inc. (the Company) was formed on April 1, 2011 in the State of Nevada and operations commenced immediately.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided by the straight-line method over the useful lives of the related assets, from three to five years.

The cost of building the Company's website has been capitalized and amortized over a period of three years. Expenditures for minor enhancements and maintenance are expensed as incurred.

Use of Estimates

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

Long-lived Assets

The Company's long-lived assets and other assets (consisting of property and equipment) are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360," Property, Plant, and Equipment", and FASB ASC Topic 205 " Presentation of Financial Statements ". The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management's estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through March 31, 2016 and 2015, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company's products or services will continue, which could result in an impairment of long-lived assets in the future.

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

Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2016 and 2015 the fair value of cash and accounts payable, approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

•	Level 1 – observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets.

•	Level 2 – other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc.).

•	Level 3 – significant unobservable inputs (including the Company's own assumptions in determining the fair value of investments).

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  For the year ended March 31, 2016, the Company had an accumulated deficit of approximately $359,000, had net losses of approximately $51,000, and net cash used in operating activities of approximately $25,000, with little revenue earned since inception, and a lack of operational history.  These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern.

While the Company is attempting to generate greater revenues, the Company's cash position may not be significant enough to support the Company's daily operations.  Management intends to raise additional funds by way of additional public and/or private offerings of its stock.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company's ability to further implement its business plan and generate revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.	PROPERTY AND EQUIPMENT

	Year ended March 31, 2016	Year ended March 31, 2015

Website development	$88,965	$88,965
Studio and office equipment	23,864	22,266

	112,829	111,231
Less: accumulated depreciation and amortization	(83,979)	(63,979)

Ending Balance	$28,850	$47,252

Depreciation and amortization expense for the years ended March 31, 2016 and 2015 were $20,000 and $43,303, respectively.

4.	RELATED PARTY TRANSACTIONS

Due from officers

During the year ended March 31, 2016, John and Vicki Yawn advanced the Company a total of $23,539 and were repaid $32,100, resulting in a net balance due them of $87,039.

During the year ended March 31, 2015, John and Vicki Yawn advanced the Company a total of $10,000, resulting in a net balance due them of $65,000.

The advances made were for the purpose of the Company's operations and are unsecured without interest. It is expected that when the Company can generate sufficient cash flows from operations, these advances will be requested to be paid.

5.	STOCKHOLDERS' DEFICIT

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $.001. The total amount of shares issued and outstanding was 32,577,585 and 32,217,585 as of March 31, 2016 and 2015, respectively. Total shares of 360,000 and 0, were issued for the years ended March 31, 2016 and 2015, respectively.

The Company is also authorized to issue 10,000,000 shares of preferred stock with a par value of $.001. No shares of preferred stock have been issued to date.

6.	INCOME TAXES

The provision (benefit) for income taxes for the years ended March 31, 2016 and 2015 assumes a 34% effective tax rate for federal income taxes. The Company has no state income tax liability:

	March 31, 2016	March 31, 2015

Current tax provision:
Federal	$(17,000)	$(27,000)
Taxable income - federal	$(51,000)	$(71,000)

Deferred tax provision	$17,000	$27,000

The Company had deferred income tax assets as of March 31, 2016 and 2015 are as follows:

	March 31, 2016	March 31, 2015

Loss carryforwards	$90,000	$73,000
Less – valuation allowance	(90,000)	(73,000)
Total net deferred tax assets	$--	$--

The Company provided a valuation allowance equal to the deferred income tax assets for the fiscal years ended March 31 2016 and 2015, respectively, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

At March 31, 2016, the Company had approximately $266,000 in Federal tax loss carryforwards that can be utilized in future periods to reduce taxable income, and begin to expire in 2027.  Pursuant to Internal Revenue Code Section 382, the future utilization of our net operating loss carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.

The Company incurs no state income taxes. The Company did not identify any material uncertain tax positions on tax returns that will be filed. The fiscal years ended March 31, 2016, 2015, 2014 and 2013 are open for potential examination.

7.	CONTINGENCIES

Legal

The Company is not involved in any legal matters arising in the normal course of business. While incapable of estimation, in the opinion of the management, the individual regulatory and legal matters in which it might involve in the future are not expected to have a material adverse effect on the Company's financial position, results of operations, or cash flows.

8.	MAJOR CUSTOMERS

Advertising sales to one customer each year amounted to approximately 78% and 86% of the Company's total revenues for the years ended March 31, 2016 and 2015, respectively.

9.	EARNINGS PER SHARE

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

The Company had no potential additional dilutive securities outstanding for the years ended March 31, 2016 and 2015.

The following table sets forth the computation of basic and diluted net income per share:

	March 31, 2016	March 31, 2015

Net loss attributable to the common stockholders	$(50,930)	$(70,983)

Basic weighted average outstanding shares of common stock	32,252,585	32,217,585
Dilutive effect of common stock equivalent	-	-
Diluted weighted average common stock and common stock equivalents	32,252,585	32,217,585

Earnings (loss) per share:
Basic and diluted	$(0.00)	$(0.00)

10.	SUBSEQUENT EVENTS

On May 23, 2016 the Company issued 40,000 shares of common stock in consideration for $2,600.

Subsequent events were evaluated through July 15, 2016 the date in which the financial statements were available to be issued.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at March 31, 2016 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at March 31, 2016, our disclosure controls and procedures are not effective.

Management's Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2016 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we will be implementing further internal controls as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of March 31, 2016, our management concluded that our internal controls over financial reporting were not effective as of March 31, 2016. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the following:

1. Accounting and Finance Personnel Weaknesses – Our current accounting staff is relatively small and we do not have the required infrastructure of meeting the higher demands of being a U.S. public company. This material weakness also relates to a lack of personnel with expertise in preparing financial statements in accordance with U.S. GAAP, in addition to the small size of the staff.

This weakness also is due to our CEO and CFO being the same person.

2. Lack of Internal Audit Function – We lack sufficient resources to perform the internal audit function. This weakness also is due to our CEO and CFO being the same person.

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

Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the quarter ended March 31, 2016, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Directors and Officers

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our directors and executive officers are as follows:

Name	Age	Position
Johnie M. Yawn	67	President and Director
Vicki L. Yawn	59	Secretary and Director
George Carter	85	Director

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

Board of Directors

Director Compensation

This table is for our fiscal year ended March 31, 2016.

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
George W. Carter	0	0	0	0	0	0	$0.00
Johnie Yawn	0	0	0	0	0	0	$0.00
Vicki Yawn	0	0	0	0	0	0	$0.00

No director was paid in any form of compensation for acting as a Director as of March 31, 2016.

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

Name	Number of Shares of Common stock	Percentage before offering	Percentage after offering if registered shares sold
Johnie Yawn & Vicki Yawn	30,000,000	93.12%	93.16%
George W. Carter	0	0%	0%
All executive officers and directors as a group [3 persons]	30,000,000	93.12%	93.16%

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 32,217,585 shares of common stock outstanding as of March 31, 2016.

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

Item 14. Principal Accountant Fees and Services.

KBL, LLC Certified Public Accountants and Advisors were the independent auditors for the fiscal year ending March 31, 2016. Stein & Company LLP were the independent auditors for the fiscal years ended March 31, 2015.

The following table shows the fees paid or accrued by us for the audit and other services provided by our auditor for fiscal 2016 and 2015.

	2015	2016

Audit Fees	$8,000	$7,500
Audit-Related Fees
Tax Fees	750	750
All Other Fees	2,060	2,600
Total	$11,350	$10,850

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

HealthTalk Live, Inc., a Nevada corporation

Date: July 15, 2016	By:	/s/ Johnie M. Yawn
Johnie M. Yawn
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	NAME	TITLE	DATE

/s/ Johnie M. Yawn	Johnie M. Yawn	President/Director/Principal Executive Officer/	July 15, 2016
Principal Financial Officer/Principal Accounting Officer

/s/ Vicki L. Yawn	Vicki L. Yawn	Secretary/Director	July 15, 2016

/s/ George Carter	George Carter	Director	July 15, 2016

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION OF CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION OF CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

