Form 10-Q
period 2016-06-30
HealthTalk Live, Inc.
filed 2016-08-12
CIK 1580262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of June 30, 2016 there were 32,617,585 shares issued and outstanding of the registrant's common stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHTALK LIVE, INC.

BALANCE SHEETS

	June 30,	March 31,
	2016	2016
ASSETS
Current assets -
Cash	$132	$3,019

Non-current assets:
Net property and equipment	23,850	28,850

Total assets	$23,982	$31,869

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities -
Accounts payable	$29,067	$27,592

Long-term liability -
Due to officers	85,202	87,039

Total liabilities	114,269	114,631

Stockholders' deficit:
Preferred stock; 10,000,000 shares authorized of $.001 par value; no shares issued and outstanding	-	-
Common stock; par value $.001; 100,000,000 shares authorized 32,617,585 and 32,577,585 shares issued June 30, 2016 and March 31, 2016, respectively	32,618	32,578
Additional paid-in capital	245,740	243,180
Accumulated deficit	(368,645)	(358,520)

Total stockholders' deficit	(90,287)	(82,762)

Total liabilities and stockholders' deficit	$23,982	$31,869

See accompanying notes to the financial statements.

HEALTHTALK LIVE, INC.

STATEMENTS OF OPERATIONS

	Quarter ended June 30, 2016	Quarter ended June 30, 2015

Revenues	$104	$737

Operating expenses:
Depreciation and amortization	5,000	5,000
Office and other expenses	2,340	1,492
Website hosting and maintenance	1,047	495
Advertising and promotion	1,008	3,700
Computer	543	154
Bank and credit card charges	194	278
Legal and professional	97	-
Total operating expenses	10,229	11,119

Net loss	$(10,125)	$(10,382)

Loss per share:
Basic and diluted loss per share	$-	$-

Basic and diluted weighted average shares outstanding	32,593,585	31,217,585

See accompanying notes to the financial statements.

HEALTHTALK LIVE, INC.

STATEMENTS OF CASH FLOWS

	Quarter ended June 30, 2016	Quarter ended June 30, 2015

Cash flows (used in) operating activities:
Net loss	$(10,125)	$(10,382)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,000	5,000
Increase in liabilities:
Accounts payable	1,475	300

Net cash (used in) operating activities	(3,650)	(5,082)

Cash flows provided by financing activities :
(Repayments) on due to officers	(1,837)	(8,500)
Proceeds from issuances of common stock	2,600	-

Net cash provided by (used in) operating activities	763	(8,500)

Decrease in cash	(2,887)	(13,582)

Cash-beginning of period	3,019	13,836

Cash-end of period	$132	$254

Supplemental cash flow information:

Cash paid for interest:	$-	$-

Cash paid for income taxes:	$-	$-

See accompanying notes to the financial statements.

NOTES TO FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2016 and 2015 the fair value of cash and accounts payable, approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

2.	GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended June 30, 2016, the Company had an accumulated deficit of approximately $369,000, had net losses of approximately $10,000, and net cash used in operating activities of approximately $4,000, with little revenue earned since inception, and a lack of operational history. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.	PROPERTY AND EQUIPMENT

	Three months ended June 30, 2016	Year ended March 31, 2016

Website development	$88,965	$88,965
Studio and office equipment	23,864	23,864

	112,829	112,829
Less: accumulated depreciation and amortization	(88,979)	(83,979)

Ending Balance	$23,850	$28,850

Depreciation and amortization expense for the three months ended June 30, 2016 and the year ended March 31, 2016 were $5,000 and $20,000, respectively.

4.	DUE FROM OFFICERS

During the three months ended June 30, 2016, John and Vicki Yawn were repaid a net of $1,837, resulting in a net balance due them of $85,202.

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

5.	EARNINGS PER SHARE (Continued)

The Company had no potential additional dilutive securities outstanding for the three months ended June 30, 2016 or the year ended March 31, 2016.

The following table sets forth the computation of basic and diluted net income per share:

	June 30, 2016	March 31, 2016

Net loss attributable to the common stockholders	$(10,125)	$(50,930)

Basic weighted average outstanding shares of common stock	32,593,585	32,252,585
Dilutive effect of common stock equivalent	-	-
Diluted weighted average common stock and common stock equivalents	32,593,585	32,252,585

Earnings (loss) per share:
Basic and diluted	$(0.00)	$(0.00)

6.	SUBSEQUENT EVENTS

Subsequent events were evaluated through August 10, 2016 the date in which the financial statements were available to be issued.

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

Overview

Our business provides traditional plus natural health and wellness information services through our real-time interactive website, HealthTalkLive.com, and through our Live Radio Show on WTGF FM, the Baptist Radio Network and other affiliate radio stations. For the most part, the affiliate radio stations will be an additional source of revenue, web traffic and advertising. Users of our site have access to information on traditional and natural methods of health care and how to employ those methods, either alone or as a compliment modern medical treatment. HealthTalkLive.com is an integrative health site.

On November 2, 2014 HealthTalk Live Inc., entered into a long term continuing agreement with WTGF 90.1 to distribute the live call-in radio show, Health Talk Live, on WTGF FM Saturdays 1-2 PM Eastern, starting November 2, 2014. The show is also being streamed live worldwide by the Baptist Radio Network and available for simultaneous affiliate radio station rebroadcast by either direct satellite connection or broadcast quality Computer Modem (CM). Affiliate stations may also download the show by file transfer protocol (FTP) for replay during a different time slot.

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

Results of Operations

For the three months ended June 30, 2016 vs. June 30, 2015

Revenue

For the three months ended June 30, 2015, the company had net total revenues of $737 which came from the sale of subscription agreements to its website.

For the three months ended June 30, 2016, the company had net total revenues of $104 a decrease of 86% which came from the decrease in subscription agreements to its website.

Expense

Our expenses consist of selling, general and administrative expenses as follows:

For the three months ended June 30, 2015 there were a total of $11,119 in operating expenses, which includes Legal and professional fees of $0, Bank fees $278, office and other expenses of $1,492, advertising and promotion $3,700, website hosting and maintenance of $495 and depreciation and amortization of $5,000.

For the three months ended June 30, 2016, there were a total of $10,229 in operating expenses, which includes Legal and professional fees of $97, Website hosting and maintenance of $543, Office and other expenses $2,340, Bank fees $194, depreciation and amortization $5,000 and advertising and promotion $1,008. Decreases in operating expenses were mainly due to the decreases in advertising and promotion.

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities as well as maintaining our public listing.

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in the USA for the three months ended June 30, 2016 due to the net operation loss in the USA.

Net Loss

We incurred net losses of $10,382 for the three months ended June 30, 2015 and net losses of $10,125 for the three months ended June 30, 2016. The decrease in net loss was mainly due to decreases in Advertising and promotion.

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
O One (1) month of Silver Membership, including access to our forums and E-newsletters.

•	Annual Platinum Membership - 69.50 USD per 1 year - for 1 time
O One (1) year of Platinum Membership, including access to our forums and reference center.

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

Liquidity and Capital Resources

	Three Months Ended June 30, 2016	Fiscal Year Ended March 31, 2016

Current Ratio	.01	.27
Cash	$132	3,019
Working Capital	$(28,935)	(24,573)
Total Assets	$23,982	31,869
Total Liabilities	$114,269	114,631

Total Equity (Deficit)	$(90,287)	(82,762)

Total Debt/Equity	Inf	Inf

* Current Ratio = Current Assets /Current Liabilities

** Total Debt / Equity = Total Liabilities / Total Stockholders' Equity.

The Company had cash and cash equivalents of $132 and working capital of ($28,935) for the three months ended June 30, 2016. For the Fiscal Year ended March 31, 2016 the Company had cash and cash equivalents of $3,019 and working capital of ($24,573). As of the three months ended June 30, 2016 the Company had $114,269 in Total Liabilities and Debt and for the Fiscal Year ended March 31, 2016, the company had $114,631 in Liabilities and Debt.

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

As of June 30, 2016, HealthTalk Live, Inc has $132 in cash on-hand. If we maintain operations at current levels, we anticipate we will incur approximately $48,000 in additional expenses in the next 12 months. We anticipate additional costs associated with our staying public in the next 12 months of approximately $20,000. Accordingly, we estimate a burn rate of $5,700 per month during the next 12 months. These numbers are based on the maintenance of the website and professional expenses. We anticipate funding these anticipated expenses with revenues. If we do not generate enough revenue through memberships and advertising to cover our estimated expenses for the next 12 months, our President Johnie Yawn and our Secretary Vicki Yawn have agreed to loan the Company money to continue operations. The Company owes $85,202 as of June 30, 2016 to Johnie and Vicki Yawn from previous loans for operations. These loans were made on an oral basis without interest, due upon demand. Management is under no obligation to loan the Company additional funds for operations. If Johnie and Vicki Yawn exercise their rights under the loan agreement and demand immediate repayment of all sums due, it is currently unlikely that the Company has the resources to make such repayments and may not have such resources in the future if such demand were made, which in the worst case could cause the Company to have to cease operations as the Company would have no funds available to continue operations.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at June 30, 2016 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at June 30, 2016, our disclosure controls and procedures are not effective.

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

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended June 30, 2016.

(b) Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended June 30, 2016.

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

HealthTalk Live, Inc., a Nevada corporation

Date: August 12, 2016	By:	/s/ Johnie M. Yawn
Johnie M. Yawn
Principal Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: August 12, 2016	By:	/s/ Johnie M. Yawn
Johnie M. Yawn
Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

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

