Form 10-Q
period 2016-09-30
HealthTalk Live, Inc.
filed 2016-11-21
CIK 1580262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to__________

Commission File Number: 000-55704

HealthTalk Live, Inc.
(Exact name of registrant as specified in its charter)

Nevada	45-1994478
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2667 32nd Street, Suite B, Santa Monica, CA 90405
(Address of principal executive offices)

(424) 259-3521
(Registrant’s telephone number)

______________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 48,865,585 common shares as of November 21, 2016.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

2

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of September 30, 2016 (unaudited) and March 31, 2016;
F-2	Statements of Operations for the three and six months ended September 30, 2016 and 2015 (unaudited);
F-3	Statements of Cash Flows for the six months ended September 30, 2016 and 2015 (unaudited);
F-4	Notes to Condensed Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2016 are not necessarily indicative of the results that can be expected for the full year.

3

HEALTHTALK LIVE, INC.
BALANCE SHEETS

	September 30,	March 31,
	2016	2016
	(unaudited)
ASSETS
Current assets
Cash	$116	$3,019

Non-current assets
Net property and equipment	18,850	28,850

Total assets	$18,966	$31,869

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$-	$27,592
Convertible debt	131,049	-
Total current liabilities	131,049	27,592

Long-term liability
Due to former officer	-	87,039

Total liabilities	131,049	114,631

Stockholders' deficit
Preferred stock; 10,000,000 shares authorized of $.001 par value; no shares issued and outstanding	-	-
Common stock; par value $.001; 100,000,000 shares authorized
32,617,585 and 32,577,585 shares issued September 30, 2016 and March 31, 2016, respectively	32,618	32,578
Additional paid-in capital	376,789	243,180
Accumulated deficit	(521,490)	(358,520)

Total stockholders' deficit	(112,083)	(82,762)

Total liabilities and stockholders' deficit	$18,966	$31,869

See accompanying notes to the financial statements

HEALTHTALK LIVE, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Revenues	$378	$14,022	$482	$14,759

Operating expenses
Depreciation and amortization	5,000	5,000	10,000	10,000
Office and other expenses	4,216	2,529	6,556	4,021
Website hosting and maintenance	3,141	1,186	4,188	1,681
Advertising and promotion	1,536	-	2,544	3,700
Computer	-	-	543	154
Bank and credit card charges	256	317	450	595
Legal and professional	8,025	10,000	8,122	10,000
Total operating expenses	22,174	19,032	32,403	30,151

Other expenses
Interest expense	(131,049)	-	(131,049)	-
Total other expenses	(131,049)	-	(131,049)	-

Net loss	$(152,845)	$(5,010)	$(162,970)	$(15,392)

Loss per share
Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average shares outstanding	32,617,585	32,217,585	32,606,000	32,217,585

See accompanying notes to the financial statements

HEALTHTALK LIVE, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Six months	Six months
	ended	ended
	September 30, 2016	September 30, 2015
Cash flows (used in) operating activities
Net loss	$(162,970)	$(15,392)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	10,000	10,000
Amortization of beneficial conversion feature	131,049	-
Increase in liabilities
Accounts payable	2,618	3,724

Net cash (used in) operating activities	(19,303)	(1,668)

Cash flows provided by financing activities
Proceeds from due to officers	16,850	-
(Repayments) on due to officers	(3,050)	(12,001)
Proceeds from issuances of common stock	2,600	-

Net cash provided by (used in) financing activities	16,400	(12,001)

Decrease in cash	(2,903)	(13,669)

Cash-beginning of period	3,019	13,836

Cash-end of period	$116	$167

Supplemental cash flow information

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Non-cash activities
Accounts payable assigned to former officers and directors	$10,000	$-

See accompanying notes to the financial statements

HEALTHTALK LIVE, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim unaudited condensed financial statements as of September 30, 2016 and 2015 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended March 31, 2016 filed with the SEC on form 10-K on July 22, 2016.

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

HEALTHTALK LIVE, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of September 30, 2016 and March 31, 2016 the fair value of cash and accounts payable, approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

Convertible Instruments

The Company evaluates and account for conversion options embedded in convertible instruments in accordance with ASC 815 “Derivatives and Hedging Activities”.

Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

HEALTHTALK LIVE, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company accounts for convertible instruments (when it has been determined that the embedded conversion options should not be bifurcated from their host instruments) as follows: The Company records when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption.

2. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  For the six months ended September 30, 2016, the Company had an accumulated deficit of approximately $521,000, had net losses of approximately $163,000, and net cash used in operating activities of approximately $19,000, with little revenue earned since inception, and a lack of operational history. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to generate greater revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations.  The Company has completed an acquisition in hopes to increase revenue and profitability. Management intends to raise additional funds by way of additional public and/or private offerings of its stock.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. PROPERTY AND EQUIPMENT

	As of September 30, 2016	As of March 31, 2016
Website development	$88,965	$88,965
Studio and office equipment	23,864	23,864
	112,829	112,829
Less: accumulated depreciation and amortization	(93,979)	(83,979)
Ending Balance	$18,850	$28,850

Depreciation and amortization expense for the six months ended September 30, 2016 and 2015 were $10,000 and $10,000, respectively.

4. DUE TO OFFICERS

During the six months ended September 30, 2016, John and Vicki Yawn were repaid $3,050 and loaned the Company an additional $13,850, resulting in a net balance due them of $131,049. During September 2016, John and Vicki Yawn sold their debt of $131,049 to four noteholders and there is a remaining balance of $0 due to them. (See Note 5)

5. CONVERTIBLE DEBT

During September 2016, the Company agreed to allow four unrelated noteholders holding a total of $131,049 in debt to convert into 5,000,000 shares of common stock which is a conversion rate of approximately $0.03 per share. There is no maturity date and no interest rate. The debt was acquired from John and Vicki Yawn. The Company recorded a beneficial conversion feature of $131,049 in accordance with ASC 470-20. The beneficial conversion feature was capped at the principal amount of the loan of $131,049 because the intrinsic value was greater than the principal amount of the loan. The beneficial conversion feature was amortized fully in the current period because there is no due date on the loan.

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

The Company had no potential additional dilutive securities outstanding for the six months ended September 30, 2016 and 2015, except for the 5,000,000 shares of common stock from the convertible debt.

The following table sets forth the computation of basic and diluted net income per share:

	Six Months Ended September 30, 2016	Six Months Ended September 30, 2015

Net loss attributable to the common stockholders	$(162,970)	$(5,010)
Basic weighted average outstanding shares of common stock	32,606,000	32,217,585
Dilutive effect of common stock equivalent	-	-
Diluted weighted average common stock and common stock equivalents	32,606,000	32,217,585
Earnings (loss) per share:
Basic and diluted	$(0.00)	$(0.00)

7. SUBSEQUENT EVENTS

Effective September 9, 2016, our former majority shareholders Johnie M. Yawn and Vicki L. Yawn transferred 22,800,000 of their shares of common stock to Daniel Crawford for a purchase price of $125,000 and pursuant to a Stock Purchase Agreement between the parties.  The purchase price was paid by Mr. Crawford in the form of Secured Promissory Note (the “Note”) in favor of Dr. and Mrs. Yawn.  The Note is due in full on or before December 9, 2016 and bears no interest except in case of default.  The Note is secured, by a pledge of the shares purchased, under the terms of a Securities Pledge Agreement (the “Pledge”) between the parties. As a result of this transaction, a change in control of the company has occurred, and Mr. Crawford is the owner of approximately 70% of our issued and outstanding common stock. In connection with the change in control, Mr. Crawford was appointed as our new sole officer and director. In the event of Mr. Crawford’s future uncured default under the Note, Dr. and Mrs. Yawn would be entitled to foreclose on the shares purchased pursuant to the terms of the Pledge. There are no other arrangements known to the company, the operation of which may, at a subsequent date, result in a change in control of the registrant.

On October 1, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Humbly Hemp, Inc., a private Nevada corporation (“Humbly Hemp”), and our subsidiary formed for the purposes of the transaction, Humble Merger Sub, Inc. (the “Merger Sub”). Pursuant to the Merger Agreement, Humbly Hemp merged with and into the Merger Sub, which resulted in Humbly Hemp becoming our wholly-owned subsidiary (the “Acquisition”). Humbly Hemp is a start-up company planning to offer a line of energy and snack bars featuring all-natural hemp and other healthy ingredients. Going forward, we intend to continue developing the business of Humbly Hemp, as well as our existing line of business. The sole officer, director, and controlling shareholder of Humbly Hemp was our own CEO and controlling shareholder, Daniel Crawford.

In addition, pursuant to the terms and conditions of the Merger Agreement:

-	The holders of all of the common stock of Humbly Hemp issued and outstanding immediately prior to the closing of the Acquisition exchanged their shares on a pro-rata basis for a total of 12,048,000 shares newly-issued shares of our common stock.

-	Daniel Crawford, the holder of 10,000,000 shares of Series A Preferred Stock in Humbly Hemp, exchanged all of his shares of preferred stock in Humbly Hemp for 5,000,000 shares of our newly-designated Series A Preferred Stock. Our new Series A Preferred Stock is convertible to common stock at a rate of five (5) shares for every share held and votes together with our common stock at a rate of sixteen (16) votes for every share held. Our new Series A Preferred Stock ranks equally, on an as-converted basis, to our common stock with respect to rights upon winding up, dissolution, or liquidation. Our Series A Preferred Stock does not have any special dividend rights.

-	The Company assumed certain outstanding Convertible Promissory Notes issued by Humbly Hemp, and agreed that such notes shall be convertible to our common stock at the same prices, and on the same terms and conditions, as set forth therein.

The Company may be subject to segment reporting in accordance with ASC 280-10 in future filings.

During October 2016, the Company extinguished $110,081 of debt in exchange for 4,200,000 shares of newly issued common stock to three of four the noteholders.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Company Overview and Plan of Operation

HealthTalk Live

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

Humbly Hemp, Inc.

On October 1, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Humbly Hemp, Inc., a private Nevada corporation (“Humbly Hemp”), and our subsidiary formed for the purposes of the transaction, Humble Merger Sub, Inc. (the “Merger Sub”). Pursuant to the Merger Agreement, Humbly Hemp merged with and into the Merger Sub, which resulted in Humbly Hemp becoming our wholly-owned subsidiary (the “Acquisition”). Humbly Hemp is a start-up company planning to offer a line of energy and snack bars featuring all-natural hemp and other healthy ingredients. Going forward, we intend to continue developing the business of Humbly Hemp, as well as our existing line of business. The sole officer, director, and controlling shareholder of Humbly Hemp was our own CEO and controlling shareholder, Daniel Crawford.

The following is a summary of the business and plan of operations for our newly acquired subsidiary, Humbly Hemp, Inc.:

Market Problem

Functional foods are in high demand in the United States. The report, Functional Foods: Key Trends & Developments in Ingredients, identifies three drivers for functional food ingredients trends: More health engaged consumers; healthier snacking driven by Millennial and aging Baby Boomers; and the need to combat obesity (Food-navigator.com). It is no longer acceptable to ignore health and wellness in your daily routine, and Americans are becoming aware of the benefits of functional foods and good nutrition. The most popular ingredients in this trend are: Protein, Microalgae, Omega 3's, Vitamin D, and Magnesium. With demand so apparent, most major brands are getting into this market, but there is one area they are ignoring.

Industrial Hemp is a super food with huge potential in the health food market. Hemp is one of the most versatile natural resources on Earth. Hemp is an amazing source of protein and a great vegan alternative for those allergic to nuts. This super food has an ideal balance of omega-3 to omega-6 fatty acids, is high in polyunsaturated fatty acids (PUFAs), and has a complete amino acid profile. It is also rich in vitamin E and minerals such as phosphorus, potassium, sodium, magnesium, sulfur, calcium, iron and zinc. This plant checks every box people are looking for in a functional food.

The vast number of health food options made with soy and sold in grocery and health stores indicates that the market for such products is saturated. Because soy was once believed to be a great form of plant protein, everyone jumped on the soy band wagon. More than 90 percent of the soy beans grown in America are genetically modified, however, and they are also sprayed with chemical herbicides. Stores do not have the same breadth of selection for specifically find hemp based products, even though hemp is a far superior source of protein, amino acids, and omega's. Only a handful of brands are utilizing it. The hemp based products that are currently offered do not display a lot of individuality or appeal. Most of these companies are positioning themselves with the old school "Hempster" brand, and very few are targeting the masses and giving hemp a chance to be a staple in the diet of the "everyman".

Our Solution

Humbly Hemp intends to fill the void in the hemp market with diverse products, which are healthy and made from the best ingredients. We will provide high quality and affordable hemp products (focusing on snacks) that are packed with protein, omegas, and free of all major allergens.  Our initial product line will feature healthy snacks, highlighting hemps nutritional benefits, and tapping into the nutritious snacking boom. We are currently creating a 3 flavor line of energy/snack bars. These will be ready for distribution no later than Aug. 1st. We are also developing a line of "Hemp Hunks" hemp seed bar coated with high quality dark chocolate, and another coated in yogurt. We will then move into; artisan hemp milks, protein drinks and powders, body care, flavored hemp seeds, hemp granola/cereal, hemp milks, etc.

In our business model, we will source quality ingredients, and reach out to private label manufactures that already possess the infrastructure to make these products, and to provide them at an affordable price, through a seamless online marketplace, and through regular distribution channels like Whole Foods, Sprouts, etc. We are already working on a partnership in with Statewide Distribution, in Los Angeles to get our products in up to 3,000 stores throughout southern California.

Through constant education and promotion, we plan make hemp a part of everyone’s lives. Our unique branding will appeal to every demographic and our commitment to hemp education will grow our market, creating an even bigger category in the U.S.  Our goal is to highlight hemp’s versatility through a wide range of nutritional products.

Product Line

Our initial product line will consist of a set of three nutrition bars. We believe this type of product is a perfect start for Humbly Hemp. It will highlight all of the nutritional benefits of hemp, and from the market research we have done, nutrition bars are in huge demand right now.

Phase 1

Humbly Hemp Snack Bar

The Humbly Hemp Bar will be 1.6 oz., contain less than 7 grams of sugar, and 8-10 grams of protein. It will be vegan, soy and gluten-free, and Non GMO. From the research we have done with the current products on the market, it will be hard to find another bar that will provide as many health benefits to as many dietary segments.

From the research we have done with manufacturers, we believe that this bar will cost .75 cents per-bar to produce and bring to market. This will allow us to sell the bar at a wholesale price of $1.25-$1.49. It can retail from $2.50-$2.99.

Flavors:

We will launch the bars with three initial flavors. This will allow us to appeal to most taste profiles.

•	Chocolate + Pomegranate
•	Oatmeal Raisin and Cinnamon
•	Blueberry + Ancient Grains

Phase 2

Hemp Hunks (In R&D)

This product will be a package of crispy and thin hemp seed bars (Similar to Bark Thins). They will come in two flavors, Dark Chocolate, and Yogurt.

Humbly Hemp Milk Line (In R&D)

We will be releasing a one of a kind line of hemp milks. Dairy and Lactose free Nut milks are in high demand right now. Hemp milk is another variation of this. Hemp milk is actually far more functional then the other nut milks. Those with tree nut allergies can enjoy it, it tastes great, and has more protein and omegas.  Instead of coming out with the same old, Plain, vanilla, and chocolate, we are going to be releasing flavors like Matcha (green tea), Chai Spice, Dark Chocolate, etc.

Other Possible Line Extensions:

•	Flavored Hemp seed snacks (Chipotle, Wasabi, Honey, Sea Salt Etc)
•	Hemp Granola
•	Hemp Oil
•	CBD infused products
•	Hemp based Cosmetics (Lip Balm, Moisturizers, Beard Oil, Scrubs, Soap Etc.)

Target Market

Health and wellness is becoming a part of everyone’s lives, and eating right is usually the first step. What we can do to test the market for a product like this, is to take a look at the types of consumer that would be looking for our solution. The number of diets trends in America continues to grow, and hemp is the perfect solution for many of them.

Global Industries Analyst Report (GIA), states that the global market for foods developed for individuals with allergies or intolerances is expected to grow to 24.8 billion by 2020. Food allergies and intolerances are a growing public health problem causing higher demand of products that meet special dietary requirements. The biggest concerns:

•	Wheat - immune response to one or more proteins found in wheat, does not have to be gluten
•	Lactose - Approximately 65 percent of the human population has a reduced ability to digest lactose after infancy. Lactose intolerance in adulthood is most prevalent in people of East Asian descent, affecting more than 90 percent of adults in some of these communities.
•	Dairy - Individuals with a dairy allergy are allergic to either one or both of the milk proteins, casein and whey. Milk allergies are more common in children and some people grow out of them.
•	Gluten - Only 1% of Americans has celiac disease, but 1/3 of the population claim to be gluten sensitive, and is trying to live a gluten free lifestyle.
•	Soy - an exact percentage of Americans dealing with a soy allergy is unknown, but it is one of the "Big 8" food allergies
•	Nut Allergy - Hemp is a wonderful substitute for those with nut allergies

Hemp is not only attractive to those with food allergens; individuals who follow a strict diet for any reason will be extremely attracted to hemp. Some of the more popular lifestyle diets include:

•	Paleo - based on Google trends, book sales, and website hits, the number of Americans following a paleo lifestyle is in the millions
•	Vegetarianism - “Vegetarianism in America” study, published by Vegetarian Times (vegetariantimes.com), shows that 3.2 percent of U.S. adults, or 7.3 million people, follow a vegetarian-based diet
•	Veganism - the Vegetarian Times study shows that 0.5 percent or 1 million people, follow an animal free vegan diet
•	No GMO - 80% of the food consumed by children in America today are genetically modified. The NO GMO tag is the fastest growing segment in health food
•	Kosher - it is estimated that 21% of the 5.3 million Jewish Americans keep kosher.

Hemp based foods can be consumed by anyone in these segments. In 2014, the Hemp Industries Association (HIA), a non-profit trade association, released final estimates of the size of the U.S. retail market for hemp products. The estimated total retail value of hemp products sold in the U.S. in 2014 was at least $620 million. More importantly, the total retail sales of hemp food and body care products in the United States is estimated at $200 million.

Everyone can consume our hemp-based foods, but it is never smart to market a product that way. In order to pinpoint our ideal consumer, we have used research done by IRI and SPINS. In this study they broke down this new category of health CPG consumers into several segments. Those categories called “True Believers”, and “Enlightened Environmentalists” are the two main shopper segments for organic food. They make up 46% of organic food purchases. They each make up 9% of the shoppers, so 18% together.

True Believers: Their main concern is to keep a healthy body. They buy only organic, they try new things, are college educated, and have a median income of $65,000.

Enlightened Environmentalists: They care about the environment and buy products and live in a way that doesn’t hurt the environment. They specifically shop at places that carry mostly organic and environmentally friendly products; most of them have graduate school degrees and average 57 years of age. They have a median income of $57,000.

By taking these two groups we can highlight some main characteristics of our target consumer:

•	Average Age: 35-57
•	Education: College& Graduate School
•	Income: $55,000-$70,000
•	Where they shop: a mixture of online & Organic and Health based retail (Whole Foods)

Competition

In the market we are going to occupy, we face four major competitors:

•	Manitoba Hemp Foods: Based in Canada, Manitoba looks to be the industry leader in this market. They have been selling hemp products since 1998 and have created a strong brand. They carry Hemp Hearts, Hemp Heart Bars, Hemp protein smoothies, Hemp protein powder, and Hemp oil.
•	Evo Hemp: Evo is a boulder based Hemp bar company. They are one of the newer hemp brands in the market. They only offer bars in their product line.
•	Nutiva: Nutiva is an organic superfood brand. They offer a wide range of products with, chia, red palm, coconut, and hemp. All of their products are non GMO, and USDA organic.
•	Naturally Splendid: Naturally Splendid is a multifaceted biotechnology company developing, commercializing, producing, selling, and licensing an entirely new generation of hemp-derived, high quality, nutrient-dense Omega foods, nutritional food enhancers, and related products.

Our Potential Advantages

Our new brand offers a new take on hemp products. While these are very successful brands, they do not stray away from the same old health food positioning. Humbly Hemp will be approachable by every demographic. We will bring hemp into the daily routine of the "everyman". Our branding and market position will be far more exciting than any other competitor. Humbly Hemp will be a "Lifestyle" brand. By aligning ourselves with hemp producers and manufactures we will be able to focus more on marketing and promotion side of the business. We will not have to worry about the overhead of a manufacturing facility. Our online store will allow us to reach every household in America at a competitive price, and our private label approach will give us the ability to offer a wide range of product lines. Our connections within the hemp, and CPG industry will create the opportunity for co-branding. We will be an early mover in this category.

Marketing, Sales, and Distribution Strategies

Marketing Plan

Growth Hacking: In the startup phase, we will utilize growth hacking to launch our brand. We will promote through all social media channels to build brand awareness for our initial products. The first of these attempts will be sending products to popular Bloggers, Vlogers, and social media celebrities, for promotion on their channels. These techniques cost very little, and are extremely effective for internet businesses. We will also use Google Ad words to push the product through online advertisements and SEO.

Online Marketing: We will tailor an online marketing campaign to attract the two market segments mentioned earlier in the target market segment. This position will assure that we are promoting to the most viable group of consumers.

Instagram: We will take a strategy similar to that of Herschel Supply Co. on Instagram. They have been doing the same Instagram campaign since day one. #Welltraveled is the theme of their profile. They feature beautiful travel pictures from all over the world. This fits with the bag companies theme of beautiful modern travel bags and accessories. Our campaign will revolver around #LiveHumbly our trademark slogan. We will only show beautifully edits photography shots of an outstretched hand holding different flavors of our bars, in different cool spots, (Beaches, Gyms, Coffee Shops, Offices). This will follow up that our brand is meant to be enjoyed anywhere anytime. We will post one picture every day, year round.

Twitter: The Key to twitter is communication. This will be the key to success on this social channel. The best twitter accounts today are ones that do not broadcast to the consumer, but engage the consumer with interesting content in the form of:

•	Questions/Surverys
•	Brand related news
•	Customer Service
•	Company News
•	Follower Engagement

Facebook: Facebook has gone from being a publishing channel for brands, to now a landing page of brand identity. We will utilize Facebook as a cornerstone of our online identity. We will be careful about being “too promotional” and we will be aiming for content that people will share. To achieve this we will:

•	Plan Monthly Campaigns
•	Find Creative way to use consumer generated content
•	Invest In short catchy video content clips (Mini Ads)
•	Utilize Facebook Ads for major campaigns

Social Contests: We will have Quarterly Social Media Channel contests that span from our website to every single channel we have. These will range from, Photo contest, video contests, cooking contests, etc. These types of contests really boosts followership, sharing and all drive traffic directly back to the landing page. They are relatively cheap and the prizes we will give away consist of actual product, lifestyle related products, and company Schwag.

Analysis and Execution: We will use Hootsuite to posts, and also analyze all of the social media channels. They are the industry leaders in the field, and it is an application that we have previous knowledge in.

Guerrilla Marketing: Once we have scaled, and doing business with the big box retailers, we will use more traditional marketing techniques including; in store promotions, trade shows, festival, and Brand Ambassador Programs. We will begin this during the second Quarter of our initial year by hiring two college students located in Los Angeles. They will assist in Social Media Content Creation, Event Marketing, and In Store Promotions in the Los Angeles area. We will quickly expand this program and have 2 students in each state we launch into. This will allow us to get our key demographic engaged in the products on campus, creating lifelong fans of Humbly Hemp.

Consumer Outreach & Education: The most important factor in the marketing of our products will be consumer education on the benefits of hemp. We will use a page in our website to promote this, and in our growth we will focus on this more and more. In the future we will work on doing some co-branding with Hemp associations, Non Profit Groups that share our goals in keeping people and our planet healthy.

Sales Plan

Retail Distribution: Our partnership with Statewide distribution will give us a leg up on the competition out of the gate. The ability to get our products into so many stores in Southern California is a huge win for Humbly Hemp. We will focus on Southern California and scale our growth from there.

Online Sales: Our website will be extremely easy to use, and the process of making a purchase will be seamless. We are working with the best website designers to ensure that our marketplace is both beautiful and functional.

B2B Online Sales: The number of online health food stores and especially health food subscription boxes is growing every day. They are always looking for quality products to stock their stores and monthly boxes. We will be targeting them to feature all Humbly Hemp products.

Manufacturing and Distribution

We are party to a Consulting Agreement with Protein Squared, LLC dba Bar One (“Bar One”). Under the agreement, Bar One has been contracted to develop our Humbly Hemp Snack Bar and to handle fulfillment of our product orders through a third party manufacturer. Under the agreement, we will compensate Bar One for these services by paying a $0.03 commission to Bar One for each product unit produced for us. We are currently seeking arrangements with distributors for our products and do not have any distribution agreements in place at this time. Upon receipt of initial product samples from Bar One, we intend to actively market our Humbly Hemp Snack Bar to distributors.

Expected Changes In Number of Employees, Plant, and Equipment

We do not currently plan to purchase specific additional physical plant and significant equipment within the immediate future. We do not currently have specific plans to change the number of our employees during the next twelve months.

Results of Operations

Three and Six Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

During the three months ended September 30, 2016, we generated revenue of $378. We incurred total operating expenses of $22,174 and other expenses of $131,049, resulting in a net loss of $152,845. By comparison, during the three months ended September 30, 2015, we generated revenue of $14,022, incurred operating expenses of $19,032, and recorded a net loss of $5,010.

During the six months ended September 30, 2016, we generated revenue of $482, incurred operating expenses of $32,403 and other expenses of $131,049, and recorded a net loss of $162,970. By comparison, during the six months ended September 30, 2015, we generated revenue of $14,759, incurred operating expenses of $30,151, and recorded a net loss of $15,392.

Our results of operations for the three and six months ended September 30, 2016 reflect solely the operations of our HealthTalk Live business, as we acquired Humbly Hemp, Inc. after the end of the reporting period.

Liquidity and Capital Resources

As of September 30, 2016, we had current assets in the amount of $116, consisting of entirely of cash. As of September 30, 2016, we had current liabilities of $131,049.

The current liabilities consisted of convertible debt of $131,049 which is convertible in 5,000,000 shares of common stock. The debt has no maturity date and no interest rate. In October 2016, three of the four noteholders converted $110,081 into 4,200,000 shares of common stock.

After the end of the reporting period, we assumed certain liabilities in connection with our acquisition of Humbly Hemp, Inc. We assumed outstanding Convertible Promissory Notes issued by Humbly Hemp, and agreed that the notes shall be convertible to our common stock at the same prices, and on the same terms and conditions, as set forth therein. The Convertible Promissory Notes assumed were as follows:

Note Title	Date	Principal Amount	Note Conversion Price
12 Month 8% Convertible Promissory Note	4/11/16	$10,000	$0.01
12 Month 8% Convertible Promissory Note	2/8/16	$8,000	$0.02
12 Month 8% Convertible Promissory Note	2/1/16	$5,000	$0.01
6 Month 6% Convertible Promissory Note	7/7/16	$25,000	$0.10
6 Month 6% Convertible Promissory Note	7/13/16	$20,000	$0.10
Total Amount		$68,000.00

Our ability to successfully execute our business plan is contingent upon us obtaining additional financing and/or upon realizing sales revenue sufficient to fund our ongoing expenses. Until we are able to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of September 30, 2016, there were no off balance sheet arrangements.

Going Concern

We have experienced recurring losses from operations and to date, we have not been able to produce sufficient sales to become cash flow positive and profitable. The success of our business plan during the next 12 months and beyond will be contingent upon generating sufficient revenue to cover our costs of operations and/or upon obtaining additional financing. For these reasons, our auditor has raised substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies currently fit this definition:

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

Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of September 30, 2016 and March 31, 2016 the fair value of cash and accounts payable, approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

Convertible Instruments

The Company evaluates and account for conversion options embedded in convertible instruments in accordance with ASC 815 “Derivatives and Hedging Activities”.

Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

The Company accounts for convertible instruments (when it has been determined that the embedded conversion options should not be bifurcated from their host instruments) as follows: The Company records when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption.

Recently Issued Accounting Pronouncements

We do not believe that any recently issued accounting pronouncements will have a material effect on our results of operations, financial position and cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Daniel Crawford. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2016.

Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error.   Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The following are the material risks identified by our management with regard to the business and operations our newly-acquired subsidiary, Humbly Hemp, Inc.:

If we do not obtain additional financing, our business development plans will be delayed and we may not achieve profitable operations.

We will require significant additional capital to execute on our business development plans. We intend to seek additional funds through private placements of our common stock or other securities. Our business plan calls for incurring expenses for the purchase of products, website maintenance, and expenses for salary, legal, and administration. If no additional financing is secured, we may have to significantly curtail our plan of operations. If that is the case, our business will not grow as desired. Our ability to raise additional financing is unknown. We do not have any formal commitments or arrangements for the advancement of funds. Consequently, there can be no assurance that we will be able to obtain access to capital as and when needed or, if so, that the terms of any available financing will be commercially reasonable. If we are unable to raise suitable financing, our business development plans may be delayed and we may be unable to achieve profitable operations.

Since we have no operating history or revenues to date, we may be unable to achieve or maintain profitability. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a new enterprise.

We have limited financial resources and to date have not yet generated revenues. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by an emerging growth company starting a new business enterprise and the highly competitive environment in which we will operate. Since we have no operating history or established source of revenues, we cannot assure you that our business will be profitable or that we will ever generate sufficient revenues to fully meet our expenses and totally support our anticipated activities.

Our ability to continue as a business and implement our business plan will depend on our ability to raise sufficient funds. There is no assurance that any debt or equity offerings will be successful or that we will remain in business or be able to implement our business plan if the offerings are not successful.

If we are unable to develop a reliable systems for outside manufacturing and fulfillment, our ability to grow our business and achieve profitability will be severely adversely affected.

We will rely upon Bar One, a private label health bar company, to produce our initial product, the Humbly Hemp Snack Bar, and some of our planned additional products. In addition, we will on Bar One to process our product orders and to ensure fulfillment of all product orders in concert with a third party manufacturer. Our ability to grow our business and customer base will depend upon smoothly functioning relationships with our manufacturing and fulfillment partners and our ability to integrate their roles with our marketing and customer service operations. If we are unable to smoothly integrate these third party operations into our business, or if we are unable to establish and maintain strong relationships with these key outside parties, our ability to successfully deliver quality products to our customer in a timely manner will be adversely affected, and our ability to achieve profitability will be severely impaired.

If we are unable to successfully market our products or our products do not perform as expected, our business and financial condition will be adversely affected.

We are subject to the risks generally associated with new product introductions and applications, including lack of market acceptance and failure of products to perform as expected. There can be no assurance that we will be successful in marketing our hemp-based snack bars to the public. Our success will depend on our ability to grow our wholesale distribution network and to develop additional sales channels on cost-effective terms. Our marketing efforts may not be sufficient to generate significant and ongoing sales. Further, if our products do not perform as expected by consumers, either in terms of flavor or perceived performance, our ability to expand our product distribution and grow overall sales will be severely impaired.

Because consumer preferences change frequently, our hemp-based snack bars will require periodic product introduction.

As a result of changing consumer preferences, many new snack bars and similar products are successfully marketed for a limited period of time. Even if our snack bars and other hemp-based food products show early signs of promise, there can be no assurance that our products will continue to be popular for an extended period of time. Our success will be dependent upon our ability to address the changing needs and tastes of the consumer market. Our failure to innovate over time and to adjust to consumer preferences on a regular basis could cause us to fail to achieve and sustain ongoing market acceptance could have a material adverse effect on our financial condition and results of operations.

Because of pressures from competitors with more resources, we may fail to implement our business strategy profitably.

The market for hemp-based snack bars, other foods, and related products is intensely competitive and we expect competition to increase in the future.  We will compete with larger and more established companies that have longer operating histories, greater name recognition, access to larger customer bases and distribution networks, and significantly greater financial, technical and marketing resources than we do.  As a result, they may be able to adapt more quickly to changes in customer preferences and to devote greater resources to the promotion and sale of their products than we will.  In addition, they may have more firmly established financial, manufacturing, distribution, and sales relationships in the industry. Therefore, we cannot be sure that we will be able to successfully implement our business strategy in the face of such competition. If we cannot compete effectively, we may experience future price reductions, reduced gross margins and loss of market share, any of which will materially adversely affect our business, operating results and financial condition.

If we are unable to manage growth, our operations could be adversely affected.

Our progress is expected to require the full utilization of our management, financial and other resources, which to date has occurred with limited working capital. Our ability to manage growth effectively will depend on our ability to improve and expand operations, including our financial and management information systems, and to recruit, train and manage sales, management, and technical personnel. There can be no assurance that management will be able to manage growth effectively.

If we do not properly manage the growth of our business, we may experience significant strains on our management and operations and disruptions in our business. Various risks arise when companies grow quickly. If our business or industry grows too quickly, our ability to meet customer demand in a timely and efficient manner could be challenged. We may also experience development delays as we seek to meet increased demand for our products. Our failure to properly manage the growth we might experience could negatively impact our ability to execute on our operating plan and, accordingly, could have an adverse impact on our business, our cash flow and results of operations, and our reputation with our current or potential customers.

Our business and growth may suffer if we are unable to attract and retain key employees.

Our success depends on the expertise and continued service of our Founder and Chief Executive Officer, Daniel Crawford. Mr. Crawford’s ongoing efforts and oversight will be significant factor in our growth and ability to meet our business objectives. It may be difficult to find a sufficiently qualified and motivated individual to replace Mr. Crawford in the event of death, disability or resignation, resulting in our being unable to implement our business plan and even a complete cessation of our operations, which would likely result in the total loss of an investor's investment.

Furthermore, our ability to expand operations to accommodate our anticipated growth will also depend on our ability to attract and retain qualified media, management, finance, marketing, sales and technical personnel. However, competition for these types of employees is intense due to the limited number of qualified professionals. Our ability to meet our business development objectives will depend in part on our ability to recruit, train and retain top quality people with advanced skills who understand our business. We hope that we will be able to attract competent employees, but no assurance can be given that we will be successful in this regard. If we are unable to engage and retain the necessary personnel, our business may be materially and adversely affected.

If we are the subject of significant future product liability or related lawsuits, our business will likely fail.

Like all sellers of products for human consumption, we cannot eliminate the risk that our products may be subjection to contamination during the manufacturing or distribution process. We currently do not maintain product liability or general liability insurance and we may not be able to obtain such coverage in the future or such coverage may not be adequate to cover all potential claims. Moreover, even if we are able to maintain sufficient insurance coverage in the future, any successful claim could significantly harm our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in Extensible Business Reporting Language (XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HealthTalk Live, Inc.

Date: November 21, 2016	By:	/s/ Daniel Crawford
Daniel Crawford
Title: Chief Executive Officer and Chief Financial Officer

