Form 10-Q
period 2016-12-31
HealthTalk Live, Inc.
filed 2017-02-21
CIK 1580262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2016

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to__________

Commission File Number: 000-55704

HealthTalk Live, Inc.
(Exact name of registrant as specified in its charter)

Nevada	45-1994478
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2667 32nd Street, Suite B, Santa Monica, CA 90405
(Address of principal executive offices)

(424) 259-3521
(Registrant’s telephone number)

____________________________________________________________
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 49,890,585 common shares as of February 14, 2017.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

2

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of December 31, 2016 (unaudited) and March 31, 2016;
F-2	Statements of Operations for the three and nine months ended December 31, 2016 and 2015 (unaudited);
F-3	Statements of Cash Flows for the nine months ended December 31, 2016 and 2015 (unaudited);
F-4	Notes to Condensed Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2016 are not necessarily indicative of the results that can be expected for the full year.

3

HEALTHTALK LIVE, INC.
BALANCE SHEETS

	December 31,	March 31,
	2016	2016
	(unaudited)
ASSETS
Current assets
Cash	$55,014	$3,019

Non-current assets
Net property and equipment	15,630	28,850

Total assets	$70,644	$31,869

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$12,363	$27,592
Accrued executive compensation	4,869	-
Accrued interest payable	2,808	-
Convertible debt	68,000	-
Total current liabilities	88,040	27,592

Long-term liability
Due to former officer	-	87,039

Total liabilities	88,040	114,631

Stockholders' deficit
Series A Preferred stock; 10,000,000 shares authorized of $.001 par value; 5,000,000 and no shares issued December 31, 2016 and March 31, 2016, respectively	5,000	-
Common stock; par value $.001; 100,000,000 shares authorized 49,315,585 and 32,577,585 shares issued December 31, 2016 and March 31, 2016, respectively	49,316	32,578
Additional paid-in capital	2,688,480	243,180
Common stock payable	464,000	-
Accumulated deficit	(3,224,191)	(358,520)

Total stockholders' deficit	(17,395)	(82,762)

Total liabilities and stockholders' deficit	$70,645	$31,869

See accompanying notes to the financial statements

HEALTHTALK LIVE, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015

Revenues	$105	$556	$587	$15,315

Operating expenses
Depreciation and amortization	5,000	5,000	15,000	15,000
General and administrative	12,456	2,510	24,193	8,961
Advertising and promotion	11,647	18,450	14,191	22,150
Legal and professional	18,157	-	26,279	10,000
Executive compensation	15,000	-	15,000	-
Total operating expenses	62,260	25,960	94,663	56,111

Other expenses
Interest expense	(1,144)	-	(1,144)	-
Loss on extinguishment of debt	(2,770,451)	-	(2,770,451)	-
Total other expenses	(2,771,595)	-	(2,771,595)	-

Net loss	$(2,833,750)	$(25,404)	$(2,865,671)	$(40,796)

Loss per share
Basic and diluted loss per share	$(0.06)	$(0.00)	$(0.08)	$(0.00)

Basic and diluted weighted average shares outstanding	48,328,085	32,217,585	37,865,752	32,217,585

See accompanying notes to the financial statements

HEALTHTALK LIVE, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months	Nine months
	ended	ended
	December 31, 2016	December 31, 2015

Cash flows (used in) operating activities
Net loss	$(2,865,671)	$(40,796)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	15,000	15,000
Loss on extinguishment of debt	2,770,451	-
Increase in liabilities
Accounts payable	7,479	3,982
Accrued interest payable	1,145	-
Accrued executive compensation	-	-

Net cash (used in) operating activities	(71,596)	(21,814)

Cash flows provided by investing activities
Purchase office equipment	(1,780)	-

Net cash provided by (used in) investing activities	(1,780)	-

Cash flows provided by financing activities
Cash aquired at merger	18,971	-
Proceeds from due to officers	16,850	8,047
(Repayments) on due to officers	(3,050)	-
Proceeds from issuances of common stock	92,600	-

Net cash provided by (used in) financing activities	125,371	8,047

Decrease in cash	51,995	(13,767)

Cash-beginning of period	3,019	13,836

Cash-end of period	$55,014	$69

Supplemental cash flow information

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Non-cash activities
Accounts payable assigned to former officers and directors	$10,000	$-
Convertible debt converted into common stock	$129,549	$-

See accompanying notes to the financial statements

HEALTHTALK LIVE, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim unaudited condensed financial statements as of December 31, 2016 and 2015 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these condensed financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended March 31, 2016 filed with the SEC on form 10-K on July 22, 2016 and the audited financial statements and notes thereto for the year ended September 30, 2016 of Humbly Hemp, Inc. filed with the SEC on form 8-K on January 27, 2017.

Acquisition of Humbly Hemp, Inc.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Upon the closing of the share exchange with the Company and Humbly Hemp, Humbly Hemp will become a wholly owned subsidiary of the Company. The acquisition will be treated as a business combination. However, since Humbly Hemp was owned and controlled by Daniel Crawford, an officer and director of the Company, the assets will not be adjusted to fair value and will carry over as book value.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2016 and March 31, 2016 the fair value of cash and accounts payable, approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments (continued)

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

2. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended December 31, 2016, the Company had an accumulated deficit of approximately $3,224,000, had net losses of approximately $2,866,000, and net cash used in operating activities of approximately $72,000, with little revenue earned since inception, and a lack of operational history. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

2. GOING CONCERN (CONTINUED)

While the Company is attempting to generate greater revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. The Company has completely an acquisition in hopes to increase revenue and profitability. Management intends to raise additional funds by way of additional public and/or private offerings of its stock. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. PROPERTY AND EQUIPMENT

	As of December 31, 2016	As of March 31, 2016

Website development	$88,965	$88,965
Studio and office equipment	25,644	23,864

	114,609	112,829
Less: accumulated depreciation and amortization	(98,979)	(83,979)

Ending Balance	$15,630	$28,850

Depreciation and amortization expense for the nine months ended December 31, 2016 and 2015 were $15,000 and $15,000, respectively.

4. DUE TO OFFICERS

During the six months ended September 30, 2016, John and Vicki Yawn were repaid $3,050 and loaned the Company an additional $13,850, resulting in a net balance due them of $129,549. During September 2016, John and Vicki Yawn sold their debt of $129,549 to four noteholders and there was a remaining balance of $0 due to them as of September 30, 2016. (See Note 5)

5. CONVERTIBLE DEBT

During September 2016, the Company agreed to allow four unrelated noteholders holding a total of $129,549 in debt to convert into 5,000,000 shares of common stock which is a conversion rate of approximately $0.03 per share. There is no maturity date and no interest rate. The debt was acquired from John and Vicki Yawn.

During October 2016, the Company extinguished $129,549 of debt in exchange for 5,000,000 shares of newly issued common stock. A total of 4,200,000 shares were issued to three of the four noteholders. As of December 31, 2016, the remaining balance of 800,000 shares of common stock which is due to one noteholder is recorded in common stock payable at the fair value of the common stock of $464,000. The Company recorded a loss on extinguishment of debt of $2,770,451.

The Company acquired convertible debt from the acquisition of Humbly Hemp as described below.

On February 1, 2016, the Company issued a convertible promissory note with an entity for $5,000. The unsecured note bears interest at 8% per annum and is due on January 31, 2017. This note is convertible at $0.01 per share and can be converted on or before the maturity date. The Company and lender mutually agreed to extend the maturity date of the note to March 10, 2017.

On February 8, 2016, the Company issued a convertible promissory note with an entity for $8,000. The unsecured note bears interest at 8% per annum and is due on February 7, 2017. This note is convertible at $0.02 per share and can be converted on or before the maturity date. The Company and lender mutually agreed to extend the maturity date of the note to March 10, 2017.

On April 11, 2016, the Company issued a convertible promissory note with an entity for $10,000. The unsecured note bears interest at 8% per annum and is due on February 7, 2017. This note is convertible at $0.01 per share and can be converted on or before the maturity date. The Company and lender mutually agreed to extend the maturity date of the note to March 10, 2017.

On July 7, 2016, the Company issued a convertible promissory note with an entity for $25,000. The unsecured note bears interest at 6% per annum and is due on January 7, 2017. This note is convertible at $0.10 per share and can be converted on or before the maturity date. The Company and lender mutually agreed to extend the maturity date of the note to April 30, 2017.

5. CONVERTIBLE DEBT (CONTINUED)

On July 13, 2016, the Company issued a convertible promissory note with an entity for $20,000. The unsecured note bears interest at 6% per annum and is due on January 13, 2017. This note is convertible at $0.10 per share and can be converted on or before the maturity date. The Company and lender mutually agreed to extend the maturity date of the note to April 30, 2017.

During the three months ended December 31, 2016 interest expense was $1,144. As of December 31, 2016, the balance of accrued interest was $2,808.

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

The Company had no potential additional dilutive securities outstanding for the nine months ended December 31, 2016 and 2015, except for the 2,350,000 and no, respectively, shares of common stock from the convertible debt.

The following table sets forth the computation of basic and diluted net income per share:

	Nine Months Ended December 31, 2016	Nine Months Ended December 31, 2015

Net loss attributable to the common stockholders	$(2,865,671)	$(40,796)

Basic weighted average outstanding shares of common stock	37,865,752	32,217,585
Dilutive effect of common stock equivalent	-	-
Diluted weighted average common stock and common stock equivalents	37,865,752	32,217,585

Earnings (loss) per share:
Basic and diluted	$(0.08)	$(0.00)

7. STOCKHOLDERS’ EQUITY

Series A Preferred Stock

During October 2016, the Company designated Series A Preferred Stock. The Series A Preferred Stock is convertible to common stock at a rate of five shares for every share held and votes together with our common stock at a rate of sixteen votes for every share held. Our new Series A Preferred Stock ranks equally, on an as-converted basis, to our common stock with respect to rights upon winding up, dissolution, or liquidation. Our Series A Preferred Stock does not have any special dividend rights.

On October 1, 2016, the Company issued 5,000,000 shares of our newly-designated Series A Preferred Stock to Daniel Crawford in exchange for 10,000,000 shares of Series A Preferred Stock in Humbly Hemp.

Common Stock

On October 1, 2016, the Company issued 12,048,000 shares of common stock for the acquisition of Humbly Hemp, Inc.

On October 17, 2016, the Company issued a total of 4,200,000 shares of common stock to three lenders for the extinguishment of debt. There was 800,000 shares recorded to common stock payable and the shares will be issued upon request from the noteholder. The principal amount of the debt was $129,549 and the loss on extinguishment was $2,770,451.

During the three months ended December 31, 2016, the Company issued a total of 450,000 shares of common stock to two investors for cash of $90,000.

8. SUBSEQUENT EVENTS

During January and February 2017, the Company issued 575,000 shares of common stock to three investors for cash of $115,000.

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

-	Questions/Surverys
-	Brand related news
-	Customer Service
-	Company News
-	Follower Engagement

Facebook: Facebook has gone from being a publishing channel for brands, to now a landing page of brand identity. We will utilize Facebook as a cornerstone of our online identity. We will be careful about being “too promotional” and we will be aiming for content that people will share. To achieve this we will:

-	Plan Monthly Campaigns
-	Find Creative way to use consumer generated content
-	Invest In short catchy video content clips (Mini Ads)
-	Utilize Facebook Ads for major campaigns

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

Consumer Outreach & Education:The most important factor in the marketing of our products will be consumer education on the benefits of hemp. We will use a page in our website to promote this, and in our growth we will focus on this more and more. In the future we will work on doing some co-branding with Hemp associations, Non Profit Groups that share our goals in keeping people and our planet healthy.

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

B2B Online Sales:The number of online health food stores and especially health food subscription boxes is growing every day. They are always looking for quality products to stock their stores and monthly boxes. We will be targeting them to feature all Humbly Hemp products.

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

Results of Operations

Three and Nine Months Ended December 31, 2016 Compared to Three and Nine Months Ended December 31, 2015

During the three months ended December 31, 2016, we generated revenue of $105. We incurred total operating expenses of $62,260 and other expenses of $2,771,595 resulting in a net loss of $2,833,750. By comparison, during the three months ended December 31, 2015, we generated revenue of $556, incurred operating expenses of $25,960, and recorded a net loss of $25,404.

During the nine months ended December 31, 2016, we generated revenue of $587, incurred operating expenses of $94,663 and other expenses of $2,771,595, and recorded a net loss of $2,865,671. By comparison, during the nine months ended December 31, 2015, we generated revenue of $15,315, incurred operating expenses of $56,111, and recorded a net loss of $40,796.

Liquidity and Capital Resources

As of December 31, 2016, we had current assets in the amount of $55,014, consisting of entirely of cash. As of December 31, 2016, we had current liabilities of $88,040.

The current liabilities consisted of convertible debt of $68,000, accounts payable of $12,363, accrued compensation of $4,869, and accrued interest of $2,808.

In connection with our acquisition of Humbly Hemp, we assumed outstanding Convertible Promissory Notes issued by Humbly Hemp, and agreed that the notes shall be convertible to our common stock at the same prices, and on the same terms and conditions, as set forth therein. The Convertible Promissory Notes assumed were as follows:

Note Title	Date	Principal Amount	Note Conversion Price
12 Month 8% Convertible Promissory Note	4/11/16	$10,000	$0.01
12 Month 8% Convertible Promissory Note	2/8/16	$8,000	$0.02
12 Month 8% Convertible Promissory Note	2/1/16	$5,000	$0.01
6 Month 6% Convertible Promissory Note	7/7/16	$25,000	$0.10
6 Month 6% Convertible Promissory Note	7/13/16	$20,000	$0.10
Total Amount		$68,000

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

Off Balance Sheet Arrangements

As of December 31, 2016, there were no off balance sheet arrangements.

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

Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2016 and March 31, 2016 the fair value of cash and accounts payable, approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Daniel Crawford. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2016.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

A smaller reporting company is not required to include this information. For a description of the risk factors applicable to our business and operations, please refer to our Quarterly Report on Form 10-Q for the period ended September 30, 2016, filed with SEC on November 21, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the period ended December 31, 2016, we accepted subscriptions from two investors for a total 450,000 shares to be issued at a price of $0.20 per share, for total proceeds of $90,000. These shares were offered and sold to accredited investors pursuant to Rule 506 under Regulation D. We engaged in no general solicitation or advertising.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016 formatted in Extensible Business Reporting Language (XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HealthTalk Live, Inc.

Date: February 21, 2017	By:	/s/ Daniel Crawford
Daniel Crawford
	Title:	Chief Executive Officer and Chief Financial Officer

