Form 10-Q/A
period 2016-12-31
HealthTalk Live, Inc.
filed 2017-02-23
CIK 1580262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Explanatory Note – this amended Quarterly Report on Form 10-Q amends our 10-Q for the quarter ended December 31, 2016, as filed with the Commission on February 21, 2017 (the “Original 10-Q”), by including certain required materials formatted in Extensible Business Reporting Language (XBRL).  These XBRL-formatted materials were omitted from the Original 10-Q due to time constraints.  In addition, certain minor typographical errors contained in the Original 10-Q have been corrected.

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

3

HEALTHTALK LIVE, INC.
BALANCE SHEETS

	December 31,	March 31,
	2016	2016
	(unaudited)
ASSETS
Current assets
Cash	$55,014	$3,019

Non-current assets
Net property and equipment	15,630	28,850

Total assets	$70,644	$31,869

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$12,363	$27,592
Accrued executive compensation	4,869	-
Accrued interest payable	2,808	-
Convertible debt	68,000	-
Total current liabilities	88,040	27,592

Long-term liability
Due to former officer	-	87,039

Total liabilities	88,040	114,631

Stockholders' deficit
Series A Preferred stock; 10,000,000 shares authorized of $.001 par value; 5,000,000 and no shares issued December 31, 2016 and March 31, 2016, respectively	5,000	-
Common stock; par value $.001; 100,000,000 shares authorized 49,315,585 and 32,577,585 shares issued December 31, 2016 and March 31, 2016, respectively	49,316	32,578
Additional paid-in capital	2,688,480	243,180
Common stock payable	464,000	-
Accumulated deficit	(3,224,192)	(358,520)

Total stockholders' deficit	(17,396)	(82,762)

Total liabilities and stockholders' deficit	$70,644	$31,869

See accompanying notes to the financial statements

HEALTHTALK LIVE, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015

Revenues	$105	$556	$587	$15,315

Operating expenses
Depreciation and amortization	5,000	5,000	15,000	15,000
General and administrative	12,456	2,510	24,194	8,961
Advertising and promotion	11,647	18,450	14,191	22,150
Legal and professional	18,157	-	26,279	10,000
Executive compensation	15,000	-	15,000	-
Total operating expenses	62,260	25,960	94,664	56,111

Other expenses
Interest expense	(1,144)	-	(1,144)	-
Loss on extinguishment of debt	(2,770,451)	-	(2,770,451)	-
Total other expenses	(2,771,595)	-	(2,771,595)	-

Net loss	$(2,833,750)	$(25,404)	$(2,865,672)	$(40,796)

Loss per share
Basic and diluted loss per share	$(0.06)	$(0.00)	$(0.08)	$(0.00)

Basic and diluted weighted average shares outstanding	48,328,085	32,217,585	37,865,752	32,217,585

See accompanying notes to the financial statements

HEALTHTALK LIVE, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months	Nine months
	ended	ended
	December 31, 2016	December 31, 2015

Cash flows (used in) operating activities
Net loss	$(2,865,672)	$(40,796)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	15,000	15,000
Loss on extinguishment of debt	2,770,451	-
Increase in liabilities
Accounts payable	7,480	3,982
Accrued interest payable	1,145	-
Accrued executive compensation	-	-

Net cash (used in) operating activities	(71,596)	(21,814)

Cash flows provided by investing activities
Purchase office equipment	(1,780)	-

Net cash provided by (used in) investing activities	(1,780)	-

Cash flows provided by financing activities
Cash aquired at merger	18,971	-
Proceeds from due to officers	16,850	8,047
(Repayments) on due to officers	(3,050)	-
Proceeds from issuances of common stock	92,600	-

Net cash provided by (used in) financing activities	125,371	8,047

Decrease in cash	51,995	(13,767)

Cash-beginning of period	3,019	13,836

Cash-end of period	$55,014	$69

Supplemental cash flow information

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Non-cash activities
Accounts payable assigned to former officers and directors	$10,000	$-
Convertible debt converted into common stock	$129,549	$-

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

The following table sets forth the computation of basic and diluted net income per share:

	Nine Months Ended December 31, 2016	Nine Months Ended December 31, 2015

Net loss attributable to the common stockholders	$(2,865,672)	$(40,796)

Basic weighted average outstanding shares of common stock	37,865,752	32,217,585
Dilutive effect of common stock equivalent	-	-
Diluted weighted average common stock and common stock equivalents	37,865,752	32,217,585

Earnings (loss) per share:
Basic and diluted	$(0.08)	$(0.00)

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

During the nine months ended December 31, 2016, we generated revenue of $587, incurred operating expenses of $94,664 and other expenses of $2,771,595, and recorded a net loss of $2,865,672. By comparison, during the nine months ended December 31, 2015, we generated revenue of $15,315, incurred operating expenses of $56,111, and recorded a net loss of $40,796.

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

HealthTalk Live, Inc.

Date: February 22, 2017	By:	/s/ Daniel Crawford
Daniel Crawford
	Title:	Chief Executive Officer and Chief Financial Officer

