Form 10-K
period 2017-03-31
HealthTalk Live, Inc.
filed 2017-07-14
CIK 1580262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Fiscal Year Ended March 31, 2017

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from ____________ to ____________

Commission File Number: 000-55704

HealthTalk Live, Inc.
(Exact name of registrant as specified in its charter)

Nevada	45-1994478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2667 32nd Street, Suite B, Santa Monica, CA	90405
(Address of principal executive offices)	(Zip code)

(424) 259-3521

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Not Applicable

None	N/A
(Title of each class)	(Name of Exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

Common stock, par value of $0.001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Approximately $17,698,831 as of September 30, 2016, using an average of bid and asked prices of $0.70 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 52,991,369 as of June 28, 2017.

PART I

Item 1. Business

Our primary line of business, conducted through our wholly-owned subsidiary, Humbly Hemp, Inc., offers a line of energy / snack bars featuring all-natural hemp and other healthy ingredients. We will provide high quality and affordable hemp products (focusing on snacks) that are packed with protein, omegas, and free of all major allergens. Our initial product line will feature healthy snacks, highlighting hemps nutritional benefits, and tapping into the nutritious snacking boom. We are currently creating a 3 flavor line of energy/snack bars. We are also developing a line of “Hemp Hunks” hemp seed bar coated with high quality dark chocolate, and another coated in yogurt. We will then move into; artisan hemp milks, protein drinks and powders, body care, flavored hemp seeds, hemp granola/cereal, hemp milks, etc.

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

Humbly Hemp Snack Bar: (Launched June 10th 2017)

The Humbly Hemp Bar is a superfood snack bar that is the first of its kind. It is powered with Hemp Seeds, Hemp Protein, and other amazing superfoods.

Flavors:

We launched with three initial flavors:

•	Cocoa and Sea Salt
•	Cinnamon Date
•	Berry Vanilla

ENDO Water: (Launching Summer 2017)

ENDO Water will be a one of a kind Wellness drink. Structured Water, CBSs, and Omegas are some of the biggest wants in the health and wellness market. ENDO Water will be a herbal flavorered water type drink targeted to increase the performance of the Endo-Cannabanoid System. It will be lightly flavored, almost an essence, and infused with CBDs (Cannabidiol) and Omegas. We will also be featuring Ojai Energetics “Blast Cap” of the highest quality CBD on the market. I think this is going to create a market of its own in wellness drinks. CBD IS NON PHSYCOACTIVE and is legal in all 50 states to consume and sell.

The endocannabinoid system (ECS) is a group of endogenous cannabinoid receptors located in the mammalian brain and throughout the central and peripheral nervous systems, consisting of neuromodulatory lipids and their receptors.

The name ENDO Water is in process of being trademarked. On June 27, 2017, we formed a wholly-owned subsidiary, Endo Water, Inc., to conduct our planned operations in this product sector.

On May 31, 2017, we entered into a venture for the development of a commercial bottled water operation near Browning, Montana. The new venture will be operated through Spring Hill Water Company, LLC, a Nevada limited liability company (“Spring Hill”). Spring Hill is 49% owned by our subsidiary corporation, Humble Water Company, and 51% owned by Doore, LLC. Doore, LLC, which will serve as the Manager of Spring Hill, has contributed the land and water source to be used in the new operation through a Land & Water Lease Agreement under which Spring Hill will have the use of 2 acres of land and no less than 5 acre-feet of water for an initial term of 25 years and at a lease rate of $1 per year. Through Humble Water Company, our initial capital contribution to Spring Hill will be $100,000 to be used in commencing operations. In addition, we have committed to provide additional capital to be used for a bottling facility and equipment, in an amount up to $530,000, within the next 3 years. Should we fail to provide this additional capital within the next 3 years, our ownership percentage in Spring Hill will be reduced from 49% to 20%. Although we hold a minority ownership percentage in Spring Hill, we will have voting control over the company with 75% of the voting membership units. Further, 100% of the losses, expenditures, and deductions from Spring Hill will be allocated to our subsidiary, Humble Water Company.

Handfuls – (Launching in the next 6 months)

Handfuls are a uniqure new approach to snacking. They are sinlge serve packets of snackable superfoods that amount to a handful. They can be packed away for camping or any activity and will fit anywhere in stores. The beginning line will be roasted hemp seeds. Then we will create hemp insfused granola versions.

Hemp Hunks (In R&D) will be ready before the end of the year.

This product will be a package of crispy and thin hemp seed bars (Similar to Bark Thins). They will come in a variety of flavors, with the base always being high-quality hemp seeds and chocolate, with different superfood mixed in. The name Hemp Hunks is in the process of being trademarked

Humbly Hemp Milk Line (In R&D)

Hemp Protein Power & RTD Protein Drink (In R&D)

We are working on our Protein blend right now that will feature Hemp protein as the main ingredient, and will then mix that and our Hemp Milks to create fantastic RTD protein drinks.

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

Global Industries Analyst Report (GIA), states that the global market for foods developed for individuals with allergies or intolerances is expected to grow to 24.8 billion by 2020. Food allergies and intolerances are a growing public health problem causing higher demand of products that meet special dietary requirements. The biggest concerns:

•	Wheat - immune response to one or more proteins found in wheat, does not have to be gluten

•	Lactose - Approximately 65 percent of the human population has a reduced ability to digest lactose after infancy. Lactose intolerance in adulthood is most prevalent in people of East Asian descent, affecting more than 90 percent of adults in some of these communities.

•	Dairy - Individuals with a dairy allergy are allergic to either one or both of the milk proteins, casein and whey. Milk allergies are more common in children and some people grow out of them.

•	Gluten - Only 1% of Americans has celiac disease, but 1/3 of the population claim to be gluten sensitive, and is trying to live a gluten free lifestyle.

•	Soy - an exact percentage of Americans dealing with a soy allergy is unknown, but it is one of the “Big 8” food allergies

•	Nut Allergy - Hemp is a wonderful substitute for those with nut allergies

Hemp is not only attractive to those with food allergens; individuals who follow a strict diet for any reason will be extremely attracted to hemp. Some of the more popular lifestyle diets include:

•	Paleo - based on Google trends, book sales, and website hits, the number of Americans following a paleo lifestyle is in the millions

•	Vegetarianism - ”Vegetarianism in America” study, published by Vegetarian Times (vegetariantimes.com), shows that 3.2 percent of U.S. adults, or 7.3 million people, follow a vegetarian-based diet

•	Veganism - the Vegetarian Times study shows that 0.5 percent or 1 million people, follow an animal free vegan diet

•	No GMO - 80% of the food consumed by children in America today are genetically modified. The NO GMO tag is the fastest growing segment in health food

•	Kosher - it is estimated that 21% of the 5.3 million Jewish Americans keep kosher.

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

Our Potential Advantages

Our new brand offers a new take on hemp products. While these are very successful brands, they do not stray away from the same old health food positioning. Humbly Hemp will be approachable by every demographic. We will bring hemp into the daily routine of the “everyman”. Our branding and market position will be far more exciting than any other competitor. Humbly Hemp will be a “Lifestyle” brand. By aligning ourselves with hemp producers and manufactures we will be able to focus more on marketing and promotion side of the business. We will not have to worry about the overhead of a manufacturing facility. Our online store will allow us to reach every household in America at a competitive price, and our private label approach will give us the ability to offer a wide range of product lines. Our connections within the hemp, and CPG industry will create the opportunity for co-branding. We will be an early mover in this category.

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

Twitter: The Key to twitter is communication. This will be the key to success on this social channel. The best twitter accounts today are ones that do not broadcast to the consumer, but engage the consumer with interesting content in the form of:

-	Questions/Surveys

-	Brand related news

-	Customer Service

-	Company News

-	Follower Engagement

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

Social Contests: We will have Quarterly Social Media Channel contests that span from our website to every single channel we have. These will range from, Photo contest, video contests, cooking contests, etc. These types of contests really boosts followership, sharing and all drive traffic directly back to the landing page. They are relatively cheap and the prizes we will give away consist of actual product, lifestyle related products, and company marketing materials.

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

Item 2. Properties

We lease our corporate headquarters at 11749 W. Pico Blvd. in Los Angeles, California for $2,800 per month under the terms of a Commercial Lease Agreement. Our initial lease period runs until February 28, 2018. The property is sufficient for our current business size.

Item 3. Legal Proceedings

We are not currently party to any material legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted under the symbol “HLTK” on the OTCQB tier of the over-the-counter electronic quotation system operated by OTC Markets Group, Inc. The following tables set forth the range of high and low prices for our common stock for the each of the periods indicated as reported by the OTC Markets quotation system. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ended March 31, 2017

Quarter Ended	High $	Low $
March 31, 2017	0.89	0.30
December 31, 2016	0.80	0.35
September 30, 2016	0.80	0.0575
June 30, 2016	0.19	0.045

Fiscal Year Ended March 31, 2016

Quarter Ended	High $	Low $
March 31, 2016	0.25	0.011
December 31, 2015	0.1799	0.025
September 30, 2015	0.1799	0.058
June 30, 2015	0.08	0.058

On June 28, 2017, the last sales price per share of our common stock was $0.51.

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of June 28, 2017, we had 52,991,369 shares of our common stock issued and outstanding, held by 89 shareholders of record.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business, or;

2.	our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Item 6. Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Forward-Looking Statements

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

Fiscal Year Ended March 31, 2017 Compared to Fiscal Year Ended March 31, 2016

During the year ended March 31, 2017, we generated revenue of $587. We incurred total operating expenses of $166,151, consisting of general and administrative expenses of $44,847, legal and professional fees of $46,722, executive compensation of $30,000, advertising and promotion costs of $24,582, and depreciation and amortization of $20,000. In addition, we incurred interest expense of $2,264 and a loss on extinguishment of debt in the amount of $2,770,451. The loss on extinguishment of debt reflects the issuance common stock in exchange for outstanding debt of $129,549. Our net loss for the year ended March 31, 2017 was $2,938,279.

By comparison, during the year ended March 31, 2016, we generated revenue of $16,060. We incurred total operating expenses of $66,990, consisting of general and administrative expenses of $12,046, legal and professional fees of $11,260, advertising and promotion costs of $23,684, and depreciation and amortization of $20,000. Our net loss for the year ended March 31, 2016 was $50.930.

Our expenses increased during the year ended March 31, 2017, as compared to the prior year, largely as a result of our new focus on the development and marketing of a new line of healthy hemp-based snack foods. As we continue with the development and marketing of our new health food and planned bottled water products, we expect that our expenses, as well as our revenues, will increase significantly over the current fiscal year.

Liquidity and Capital Resources

As of March 31, 2017, we had current assets in the amount of $167,764, consisting of cash in the amount of $130,787, prepaid expenses of $8,833, product inventory of $26,144, and a deposit of $2,000. As of March 31, 2017, we had current liabilities of $91,950, consisting of convertible debt in the amount of $68,000, accrued interest of $3,927, accrued executive compensation of $9,869, and accounts payable of $10,154.

In connection with our acquisition of the Humbly Hemp business, we assumed outstanding Convertible Promissory Notes issued by Humbly Hemp, and agreed that the notes shall be convertible to our common stock at the same prices, and on the same terms and conditions, as set forth therein. The Convertible Promissory Notes assumed were as follows:

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

Off Balance Sheet Arrangements

As of March 31, 2017 there were no off balance sheet arrangements.

Going Concern

We have experienced recurring losses from operations and had an accumulated deficit of $3,927,000 as of March 31, 2017. To date, we have not been able to produce sufficient sales to become cash flow positive and profitable on a consistent basis. The success of our business plan during the next 12 months and beyond will be contingent upon generating sufficient revenue to cover our costs of operations and/or upon obtaining additional financing. For these reasons, our auditor has raised substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We do not believe that the following accounting policies currently fit this definition.

Inventory

Inventories are stated at the lower of cost (average cost) or market (net realizable value). Inventory consists of raw materials, work in process inventory and finished goods inventory of $26,144, $0 and $0, respectively.

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

Long-lived Assets

The Company’s long-lived assets and other assets (consisting of property and equipment) are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360,” Property, Plant, and Equipment”, and FASB ASC Topic 205 “ Presentation of Financial Statements “. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through March 31, 2017 and 2016, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

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

Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2017 and March 31, 2016 the fair value of cash and accounts payable, approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

Recently Issued Accounting Pronouncements

Our management has considered all recent accounting pronouncements issued since the last audit of our financial statements. Our management believes that these recent pronouncements will not have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

HealthTalk Live, Inc.

We have audited the accompanying balance sheets of HealthTalk Live, Inc. as of March 31, 2017 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended March 31, 2017. HealthTalk Live, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HealthTalk Live, Inc. as of March 31, 2017 and the results of its operations and its cash flows for the year ended March 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has minimal revenues, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ AMC Auditing

AMC Auditing

Las Vegas, Nevada

July 11, 2017

3458 Ocean View Blvd. Glendale, CA 91208 Telephone: 818.634.2276 Fax: 818.484.4884 Mailing Address: P.O. Box 185 Montrose, CA 91021 www.kbl.com

Report of Independent Registered Public Accounting Firm

Board of Directors of HealthTalk Live, Inc.

We have audited the accompanying balance sheet of HealthTalk Live, Inc. as of March 31, 2016, and the related statements of operations, stockholders’ equity, and cash flows for the year the ended. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal controls over financial reporting. Our audit included consideration of internal controls over financials reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HealthTalk Live, Inc. as of March 31, 2016, and the results of its operations and their cash flows for the year ending March 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the accompanying financial statements, the Company has incurred continuing losses from operations not been profitable, a stockholders’ deficit of approximately $83,000 and has needed to rely on advances from its officers to operate, a sign indicating additional capital will be needed to advance the development of the Company’s services and products to the point at which they may become commercially viable. These conditions, among others, raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts to the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Glendale, California

July 15, 2016

HEALTHTALK LIVE, INC.

BALANCE SHEETS

	March 31,	March 31,
	2017	2016

ASSETS

Current assets
Cash	$130,787	$3,019
Prepaid expense	8,833	-
Inventory	26,144	-
Deposit	2,000	-
Total current assets	167,764	3,019

Non-current assets
Net property and equipment	13,159	28,850
Net intangible assets	1,024	-
Total non-current assets	14,183	28,850

Total assets	$181,947	$31,869

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$10,154	$27,592
Accrued executive compensation	9,869	-
Accrued interest payable	3,927	-
Convertible debt	68,000	-
Total current liabilities	91,950	27,592

Long-term liability
Due to former officer	-	87,039

Total liabilities	91,950	114,631

Stockholders' equity (deficit)
Series A Preferred stock; 10,000,000 shares authorized of $.001 par value; 5,000,000 and no shares issued March 31, 2017 and 2016, respectively	5,000	-
Common stock; par value $.001; 100,000,000 shares authorized 50,215,585 and 32,577,585 shares issued March 31, 2017 and 2016, respectively	50,216	32,578
Additional paid-in capital	2,867,580	243,180
Common stock payable	464,000	-
Accumulated deficit	(3,296,799)	(358,520)

Total stockholders' equity (deficit)	89,997	(82,762)

Total liabilities and stockholders' equity (deficit)	$181,947	$31,869

See Accompanying Notes to Financial Statements.

HEALTHTALK LIVE, INC.

STATEMENTS OF OPERATIONS

	Year	Year
	ended	ended
	March 31, 2017	March 31, 2016

Revenues	$587	$16,060

Operating expenses
Depreciation and amortization	20,000	20,000
General and administrative	44,847	12,046
Advertising and promotion	24,582	23,684
Legal and professional	46,722	11,260
Executive compensation	30,000	-
Total operating expenses	166,151	66,990

Other expenses
Interest expense	(2,264)	-
Loss on extinguishment of debt	(2,770,451)	-
Total other expenses	(2,772,715)	-

Net loss	$(2,938,279)	$(50,930)

Loss per share
Basic and diluted loss per share	$(0.07)	$(0.00)

Basic and diluted weighted average shares outstanding	40,793,184	32,252,585

See Accompanying Notes to Financial Statements.

HEALTHTALK LIVE, INC.

STATEMENT OF STOCKHOLDERS' DEFICIT

					Additional	Common		Total
	Preferred Shares		Common Shares		Paid In	Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficit

Balance, March 31, 2015	-	$-	32,217,585	$32,218	$219,540	$-	$(307,590)	$(55,832)

Issuances of common stock	-	-	360,000	360	23,640	-	-	24,000

Net loss	-	-	-	-	-	-	(50,930)	(50,930)

Balance, March 31, 2016	-	$-	32,577,585	$32,578	$243,180	$-	$(358,520)	$(82,762)

Issuance of common stock for cash	-	-	40,000	40	2,560	-	-	2,600

Issuance of common stock for acquisition	5,000,000	5,000	12,048,000	12,048	(78,610)			(61,562)

Issuance of common stock for debt settlement	-	-	4,200,000	4,200	2,431,800	464,000	-	2,900,000

Issuance of common stock for cash	-	-	1,350,000	1,350	268,650	-	-	270,000

Net loss	-	-	-	-	-	-	(2,938,279)	(2,938,279)

Balance, March 31, 2017	5,000,000	$5,000	50,215,585	$50,216	$2,867,580	$464,000	$(3,296,799)	$89,997

See Accompanying Notes to Financial Statements.

HEALTHTALK LIVE, INC.

STATEMENTS OF CASH FLOWS

	Year	Year
	ended	ended
	March 31, 2017	March 31, 2016

Cash flows (used in) operating activities
Net loss	$(2,938,279)	$(50,930)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	20,000	20,000
Loss on extinguishment of debt	2,770,451	-
Increase in assets
Prepaid expense	(8,833)	-
Inventory	(26,144)	-
Deposit	(2,000)	-
Increase in liabilities
Accounts payable	5,271	6,272
Accrued interest payable	2,263	-
Accrued executive compensation	5,000	-

Net cash (used in) operating activities	(172,271)	(24,658)

Cash flows (used in) investing activities
Purchase intangible assets	(1,024)	-
Purchase tenant improvements	(2,528)	-
Purchase office equipment	(1,780)	(1,598)

Net cash (used in) investing activities	(5,332)	(1,598)

Cash flows provided by financing activities
Cash aquired at merger	18,971	-
Proceeds from due to officers	16,850	-
(Repayments) on due to officers	(3,050)	(8,561)
Proceeds from issuances of common stock	272,600	24,000

Net cash provided by financing activities	305,371	15,439

Increase (decrease) in cash	127,768	(10,817)

Cash-beginning of period	3,019	13,836

Cash-end of period	$130,787	$3,019

Supplemental cash flow information

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Non-cash activities
Accounts payable assigned to former officers and directors	$10,000	$-
Convertible debt converted into common stock	$129,549	$-

See Accompanying Notes to Financial Statements.

HEALTHTALK LIVE, INC.

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

During the year ended March 31, 2017, the Company acquired Humbly Hemp, Inc. and now operates in two segments in accordance with accounting guidance Financial Accounting Standards Board (“FASB”) ASC Topic 280, Segment Reporting. Our Chief Executive Officer has been identified as the chief operating decision maker as defined by FASB ASC Topic 280.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided by the straight-line method over the useful lives of the related assets, from three to five years.

The cost of building the Company’s website has been capitalized and amortized over a period of three years. Expenditures for minor enhancements and maintenance are expensed as incurred.

Inventory

Inventories are stated at the lower of cost (average cost) or market (net realizable value). Inventory consists of raw materials, work in process inventory and finished goods inventory of $26,144, $0 and $0, respectively.

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

Long-lived Assets

The Company’s long-lived assets and other assets (consisting of property and equipment) are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360,” Property, Plant, and Equipment”, and FASB ASC Topic 205 “ Presentation of Financial Statements “. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through March 31, 2017 and 2016, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2017 and March 31, 2016 the fair value of cash and accounts payable, approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

2. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended March 31, 2017, the Company had an accumulated deficit of approximately $3,297,000, had net losses of approximately $2,938,000, and net cash used in operating activities of approximately $172,000, with little revenue earned since inception, and a lack of operational history. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. PROPERTY AND EQUIPMENT

	As of March 31, 2017	As of March 31, 2016

Website development	$88,965	$88,965
Studio and office equipment	25,645	23,864
Tenant improvements	2,528	-

	117,138	112,829
Less: accumulated depreciation and amortization	(103,979)	(83,979)

Ending Balance	$13,159	$28,850

Depreciation and amortization expense for the years ended March 31, 2017 and 2016 were $20,000 and $20,000, respectively.

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

During October 2016, the Company extinguished $129,549 of debt in exchange for 5,000,000 shares of newly issued common stock. A total of 4,200,000 shares were issued to three of the four noteholders. As of March 31, 2017, the remaining balance of 800,000 shares of common stock which is due to one noteholder is recorded in common stock payable at the fair value of the common stock of $464,000. The Company recorded a loss on extinguishment of debt of $2,770,451.

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

During the year ended March 31, 2017 interest expense was $2,264. As of March 31, 2017, the balance of accrued interest was $3,927.

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

The Company had no potential additional dilutive securities outstanding for the years ended March 31, 2017 and 2016, except for the 2,350,000 and no, respectively, shares of common stock from the convertible debt.

The following table sets forth the computation of basic and diluted net income per share:

	Year Ended March 31, 2017	Year Ended March 31, 2016

Net loss attributable to the common stockholders	$(2,938,279)	$(50,930)

Basic weighted average outstanding shares of common stock	40,793,184	32,252,585
Dilutive effect of common stock equivalent	-	-
Diluted weighted average common stock and common stock equivalents	40,793,184	32,252,585

Earnings (loss) per share:
Basic and diluted	$(0.07)	$(0.00)

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

Common Stock

During the three months ended June 30, 2016, the Company issued a total of 40,000 shares of common stock to one investor for cash of $2,600.

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

During the six months ended March 31, 2017, the Company issued a total of 1,350,000 shares of common stock to eight investors for cash of $270,000.

8. INCOME TAXES

The provision (benefit) for income taxes for the years ended March 31, 2017 and 2016 assumes a 34% effective tax rate for federal income taxes.

	March 31, 2017	March 31, 2016

Current tax provision:
Federal	$(57,000)	$(17,000)
State	(1,000)	-
Taxable income – Federal and State	$(168,000)	$(51,000)

Deferred tax provision	$58,000	$17,000

8. INCOME TAXES (CONTINUED)

The Company had deferred income tax assets as of March 31, 2017 and 2016 are as follows:

	March 31, 2017	March 31, 2016

Loss carryforwards	$148,000	$90,000
Less – valuation allowance	(148,000)	(90,000)
Total net deferred tax assets	$--	$--

The Company provided a valuation allowance equal to the deferred income tax assets for the fiscal years ended March 31, 2017 and 2016, respectively, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

At March 31, 2017, the Company had approximately $434,000 in federal and state tax loss carryforwards that can be utilized in future periods to reduce taxable income, and begin to expire in 2027. Pursuant to Internal Revenue Code Section 382, the future utilization of our net operating loss carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.

The Company did not identify any material uncertain tax positions on tax returns that will be filed. The fiscal years ended March 31, 2017, 2016, 2015, 2014 and 2013 are open for potential examination.

9. SUBSEQUENT EVENTS

During the three months ended June 30, 2017, the Company issued 925,000 shares of common stock to several investors for cash of $185,000.

In May 2017, the Company issued a total of 411,118 shares to a lender in exchange for a full conversion of debt including principal and interest.

In May 2017, the Company formed a wholly owned subsidiary called Humble Water Company. On May 31, 2017 the subsidiary entered into a joint venture with Doore, LLC. The joint venture will be operated through Spring Hill Water Company, LLC which is owned 49% by our subsidiary and 51% by Doore, LLC.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending March 31, 2017.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended March 31, 2017. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2017 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of March 31, 2017, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending March 31, 2018: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of June 28, 2017.

Name	Age	Present Positions

Daniel Crawford	25	President, Chief Executive Officer, Chief Financial Officer, and sole Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Daniel Crawford – President, Chief Executive Officer, Chief Financial Officer and sole Director

Mr. Crawford has worked with both large and small brands, and has had experience launching a consumer packaged goods company in early stages. During his time in business development with Revolver Brewing in Dallas, Texas, he grew the business by over 100% percent and learned while wearing many hats for the organization. In this environment, he gained a lot of knowledge in consumer packaged goods and worked with major retailers like Kroger, Whole Foods, HEB, and Albertson’s.

Daniel graduated from the Rawls College of Business, at Texas Tech University. This is where Daniel realized that his skill set and interests centered on building brands. During his time at school he worked for GMR marketing, launching the shows Girls, and Game of thrones for their client HBO. This role taught him the ins and outs of guerrilla and social media marketing, two very important areas in modern marketing. He gained some initial consumer packaged goods experience working for Pura Vida Tequila, holding promotions and representing them in West Texas.

Term of Office

Our Directors are appointed for a one year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by the Company to become directors or executive officers other than Shirley Liao and Hangbo (Henry) Yu who are wife and husband.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees of the Board

We do not currently have a compensation committee, executive committee, or stock plan committee.

Audit Committee

We do not have a separately-designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor. Our Board of Directors, which performs the functions of an audit committee, does not have a member who would qualify as an “audit committee financial expert” within the definition of Item 407(d)(5)(ii) of Regulation S-K. We believe that, at our current size and stage of development, the addition of a special audit committee financial expert to the Board is not necessary.

Nomination Committee

Our Board of Directors does not maintain a nominating committee. As a result, no written charter governs the director nomination process. Our size and the size of our Board, at this time, do not require a separate nominating committee.

When evaluating director nominees, our directors consider the following factors:

-	The appropriate size of our Board of Directors;

-	Our needs with respect to the particular talents and experience of our directors;

-

The knowledge, skills and experience of nominees, including experience in finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board;

-	Experience in political affairs;

-	Experience with accounting rules and practices; and

-	The desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new Board members.

Our goal is to assemble a Board that brings together a variety of perspectives and skills derived from high quality business and professional experience. In doing so, the Board will also consider candidates with appropriate non-business backgrounds.

Other than the foregoing, there are no stated minimum criteria for director nominees, although the Board may also consider such other factors as it may deem are in our best interests as well as our stockholders. In addition, the Board identifies nominees by first evaluating the current members of the Board willing to continue in service. Current members of the Board with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination. If any member of the Board does not wish to continue in service or if the Board decides not to re-nominate a member for re-election, the Board then identifies the desired skills and experience of a new nominee in light of the criteria above. Current members of the Board are polled for suggestions as to individuals meeting the criteria described above. The Board may also engage in research to identify qualified individuals. To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees, although we reserve the right in the future to retain a third party search firm, if necessary. The Board does not typically consider shareholder nominees because it believes that its current nomination process is sufficient to identify directors who serve our best interests.

Code of Ethics

As of March 31, 2017, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Currently, our sole executive officer, Daniel Crawford, receives a base salary of $72,000 per year under a one-year employment contract dated April 1, 2017. Any bonus compensation is at the discretion of the board, or the compensation committee.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended March 31, 2017 and March 31, 2016.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Daniel Crawford,	2017	$30,000	-0-	-0-	-0-	-0-	-0-	-0-	$30,000
CEO, CFO, and Director	2016	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

George W. Carter,	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
former officer	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Johnnie Yawn,	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
former officer	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Vickie Yawn,	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
former officer	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Narrative Disclosure to the Summary Compensation Table

Our sole executive officer received, or was accrued, the cash compensation set forth above.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of March 31, 2017.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number Of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)

Daniel Crawford, CEO, CFO, and Director	-	-	-	-	-	-	-	-	-

Director Compensation

The table below summarizes all compensation of our directors for our last completed fiscal year.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Daniel Crawford	-	-	-	-	-	-	-
George Carter, former director	-	-	-	-	-	-	-
Johnnie Yawn, former director	-	-	-	-	-	-	-
Vickie Yawn, former director	-	-	-	-	-	-	-

Narrative Disclosure to the Director Compensation Table

We did not provide compensation to directors for their service as directors during our last fiscal year.

Employment Agreements with Current Management

Currently, our sole executive officer, Daniel Crawford, receives a base salary of $72,000 per year under a one-year employment contract dated April 1, 2017. Any bonus compensation is at the discretion of the board, or the compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of June 28, 2017, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on a total of 77,991,369 shares, consisting of 52,991,369 shares of common stock issued and outstanding, and 25,000,000 shares of common stock issuable upon conversion of all Series A Preferred Stock.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership		Percent of class	Percent Voting Power
Common	Daniel Crawford 2667 32nd St. Santa Monica, CA 90405	52,707,536	(1)	67.58%	80.99%
Common	Total all executive officers and directors	52,707,536		67.59%	80.99%

Common	Other 5% Shareholders
Common	Johnnie M. Yawn and Vickie L. Yawn 80 Las Lomas Rd. Duarte, CA 91010	4,830,225		6.19%	3.63%
Series A Preferred Stock	Daniel Crawford 2667 32nd St. Santa Monica, CA 90405	5,000,000		100%	100%
___________________

(1)

Consists of 27,707,536 shares of common stock and 5,000,000 shares of Series A Preferred Stock convertible to 25,000,000 shares of common stock. Shares of Series A preferred stock vote on a 16 for 1 basis.

As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have “beneficial ownership” of any security that such person has the right to acquire within 60 days after such date.

The persons named above have full voting and investment power with respect to the shares indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as set forth below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us:

1.	During the six months ended September 30, 2016, former officers and directors John and Vicki Yawn were repaid $3,050 and loaned the Company an additional $13,850, resulting in a net balance due them of $129,549. During September 2016, John and Vicki Yawn sold their debt of $129,549 to four noteholders and there was a remaining balance of $0 due to them as of September 30, 2016.

Director Independence

We are not a “listed issuer” within the meaning of Item 407 of Regulation S-K and there are no applicable listing standards for determining the independence of our directors. Applying the definition of independence set forth in Rule 4200(a)(15) of The Nasdaq Stock Market, Inc., we do not believe that we currently have any independent directors.

Item 14. Principal Accountant Fees and Services

The following table presents the aggregate fees billed for each of the last two fiscal years by the Company’s independent registered public accounting firm, AMC Auditing and KBL, LLP, in connection with the audit of the Company’s consolidated financial statements and other professional services rendered.

Year Ended:	Audit Services	Audit Related Fees	Tax Fees	Other Fees
March 31, 2017	$33,097	n/a	n/a	n/a
March 31, 2016	n/a	n/a	n/a	n/a

Audit fees represent the professional services rendered for the audit of the Company’s annual consolidated financial statements and the review of the Company’s consolidated financial statements included in quarterly reports, along with services normally provided by the accounting firm in connection with statutory and regulatory filings or other engagements. Audit-related fees represent professional services rendered for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements that are not reported under audit fees.

Tax fees represent professional services rendered by the accounting firm for tax compliance, tax advice, and tax planning. All other fees represent fees billed for products and services provided by the accounting firm, other than the services reported for the other categories.

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a) Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b) Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Certificate of Designation for Series A Preferred Stock(2)
3.3	Bylaws (1)
10.1	Merger Agreement with Humbly Hemp, Inc.(2)
10.2	Commercial Lease Agreement (3)
10.3	Operating and Management Agreement of Spring Hill Water Company, LLC (4)
10.4*	Employment Agreement with Daniel Crawford
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended March 31, 2017 formatted in Extensible Business Reporting Language (XBRL).
101.INS	XBRL Instance Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.SCH	XBRL Taxonomy Extension Schema

______________

(1)	Incorporated by reference to Registration Statement on Form S-1 filed July 1, 2013.
(2)	Incorporated by reference to Current Report on Form 8-K filed October 5, 2016.
(3)	Incorporated by reference to Current Report on Form 8-K filed May 10, 2017.
(4)	Incorporated by reference to Current Report on Form 8-K filed June 1, 2017.
*	Provided herewith
**

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HealthTalk Live, Inc.

Date: July 14, 2017	By:	/s/ Daniel Crawford
Daniel Crawford
President, Chief Executive Officer, Chief Financial Officer, and Director

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: July 14, 2017	By:	/s/ Daniel Crawford
Daniel Crawford
President, Chief Executive Officer, Chief Financial Officer, and Director

