Form 10-Q
period 2017-06-30
HealthTalk Live, Inc.
filed 2017-08-21
CIK 1580262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to ______

Commission File Number: 000-55704

HealthTalk Live, Inc.
(Exact name of registrant as specified in its charter)

Nevada	45-1994478
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11749 W. Pico Blvd., Los Angeles, CA 90064
(Address of principal executive offices)

(424) 259-3521
(Registrant’s telephone number)

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 53,091,369 common shares as of August 21, 2017.

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

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2017 are not necessarily indicative of the results that can be expected for the full year.

3

RIGHT ON BRANDS, INC.
formerly known as HEALTHTALK LIVE, INC.
BALANCE SHEETS
(unaudited)

	June 30,	March 31,
	2017	2017
ASSETS
Current assets
Cash	$161,126	$130,787
Prepaid expense	4,525	8,833
Inventory	33,807	26,144
Deposit	2,000	2,000
Total current assets	201,458	167,764

Non-current assets
Net property and equipment	18,087	13,159
Net intangible assets	1,024	1,024
Investments	51,470	-
Total non-current assets	70,581	14,183

Total assets	$272,039	$181,947

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$11,744	$10,154
Accrued executive compensation	5,000	9,869
Accrued interest payable	2,888	3,927
Convertible debt	28,000	68,000
Total current liabilities	47,632	91,950

Total liabilities	47,632	91,950

Stockholders' equity (deficit)
Series A Preferred stock; 10,000,000 shares authorized of $.001 par value; 5,000,000 and no shares issued June 30, 2017 and March 31, 2017, respectively	5,000	5,000
Common stock; par value $.001; 100,000,000 shares authorized 53,041,369 and 50,215,585 shares issued June 30, 2017 and March 31, 2017, respectively	53,042	50,216
Additional paid-in capital	3,101,543	2,867,580
Common stock payable	464,000	464,000
Accumulated deficit	(3,399,178)	(3,296,799)

Total stockholders' equity (deficit)	224,407	89,997

Total liabilities and stockholders' equity (deficit)	$272,039	$181,947

See accompanying notes to the financial statements

RIGHT ON BRANDS, INC.
formerly known as HEALTHTALK LIVE, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Three months	Three months
	ended	ended
	June 30, 2017	June 30, 2016

Revenue	$503	$104
Cost of goods sold	1,243	-
	(740)	104
Gross profit

Operating expenses
Depreciation and amortization	5,000	5,000
General and administrative	47,369	4,124
Advertising and promotion	15,518	1,008
Legal and professional	9,002	97
Executive compensation	24,000	-
Total operating expenses	100,889	10,229

Other expenses
Interest expense	(750)	-
Total other expenses	(750)	-

Net loss	$(102,379)	$(10,125)

Loss per share
Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average shares outstanding	51,602,919	32,593,585

See accompanying notes to the financial statements

RIGHT ON BRANDS, INC.
formerly known as HEALTHTALK LIVE, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Three months	Three months
	ended	ended
	June 30, 2017	June 30, 2016

Cash flows (used in) operating activities
Net loss	$(102,379)	$(10,125)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	5,000	5,000
Loss on extinguishment of debt	-	-
Increase in assets
Prepaid expense	4,308	-
Inventory	(7,663)	-
Deposit	-	-
Increase in liabilities
Accounts payable	1,590	1,475
Accrued interest payable	750	-
Accrued executive compensation	(4,869)	-

Net cash (used in) operating activities	(103,263)	(3,650)

Cash flows (used in) investing activities
Purchase investments	(51,470)	-
Purchase tenant improvements	(8,606)	-
Purchase office equipment	(1,322)	-

Net cash (used in) investing activities	(61,398)	-

Cash flows provided by financing activities
Proceeds from due to officers	-	-
(Repayments) on due to officers	-	(1,837)
Proceeds from issuances of common stock	195,000	2,600

Net cash provided by financing activities	195,000	763

Increase (decrease) in cash	30,339	(2,887)

Cash-beginning of period	130,787	3,019

Cash-end of period	$161,126	$132

Supplemental cash flow information

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Non-cash activities
Accounts payable assigned to former officers and directors	$-	$-
Convertible debt converted into common stock	$121,191	$-

See accompanying notes to the financial statements

RIGHT ON BRANDS, INC.

Formerly known as HEALTHTALK LIVE, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim unaudited condensed financial statements as of June 30, 2017 and 2016 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these condensed financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended March 31, 2017 filed with the SEC on form 10-K on July 14, 2017.

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

Inventory

Inventories are stated at the lower of cost (average cost) or market (net realizable value). Inventory consists of raw materials, work in process inventory and finished goods inventory of $24,992, $0 and $8,815, respectively.

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

Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2017 and March 31, 2017 the fair value of cash and accounts payable, approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

2. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended June 30, 2017, the Company had an accumulated deficit of approximately $3,399,000, had net losses of approximately $102,000, and net cash used in operating activities of approximately $103,000, with little revenue earned since inception, and a lack of operational history. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. PROPERTY AND EQUIPMENT

	As of June 30, 2017	As of March 31, 2017

Website development	$88,965	$88,965
Studio and office equipment	26,966	25,645
Tenant improvements	11,135	2,528

	127,066	117,138
Less: accumulated depreciation and amortization	(108,979)	(103,979)

Ending Balance	$18,087	$13,159

Depreciation and amortization expense for the three months ended June 30, 2017 and 2016 were $5,000 and $5,000, respectively.

4. INVESTMENT

Investments in partnerships, joint ventures and less-than-majority-owned subsidiaries in which we have significant influence are accounted for under the equity method.

As of June 30, 2017, our investment includes a venture for the development of a commercial bottled water operation near Browning, Montana. The new venture will be operated through Spring Hill Water Company, LLC, a Nevada limited liability company (“Spring Hill”). Spring Hill is 49% owned by our newly-formed subsidiary corporation, Humble Water Company, and 51% owned by Doore, LLC. Doore, LLC, which will serve as the Manager of Spring Hill, has contributed the land and water source to be used in the new operation through a Land & Water Lease Agreement under which Spring Hill will have the use of 2 acres of land and no less than 5 acre-feet of water for an initial term of 25 years and at a lease rate of $1 per year. Through Humble Water Company, our initial capital contribution to Spring Hill will be $100,000 to be used in commencing operations. In addition, we have committed to provide additional capital to be used for a bottling facility and equipment, in an amount up to $530,000, within the next 3 years. Should we fail to provide this additional capital within the next 3 years, our ownership percentage in Spring Hill will be reduced from 49% to 20%. Although we hold a minority ownership percentage in Spring Hill, we will have voting control over the company with 75% of the voting membership units. Further, 100% of the losses, expenditures, and deductions from Spring Hill will be allocated to our subsidiary, Humble Water Company. As of June 30, 2017, our investment is $51,470.

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

On February 1, 2016, the Company issued a convertible promissory note with an entity for $5,000. The unsecured note bears interest at 8% per annum and is due on January 31, 2017. This note is convertible at $0.01 per share and can be converted on or before the maturity date. The Company and lender mutually agreed to extend the maturity date of the note to March 10, 2017. During the three months ended June 30, 2017, the entire principal amount was converted into 500,000 shares of common stock.

On February 8, 2016, the Company issued a convertible promissory note with an entity for $8,000. The unsecured note bears interest at 8% per annum and is due on February 7, 2017. This note is convertible at $0.02 per share and can be converted on or before the maturity date. The Company and lender mutually agreed to extend the maturity date of the note to March 10, 2017. During the three months ended June 30, 2017, the entire balance of principal amount of $8,000 and accrued interest of $822 and was converted into 441,118 shares of common stock.

On April 11, 2016, the Company issued a convertible promissory note with an entity for $10,000. The unsecured note bears interest at 8% per annum and is due on February 7, 2017. This note is convertible at $0.01 per share and can be converted on or before the maturity date. The Company and lender mutually agreed to extend the maturity date of the note to March 10, 2017. During the three months ended June 30, 2017, the principal amount of $7,000 was converted into 700,000 shares of common stock.

On July 7, 2016, the Company issued a convertible promissory note with an entity for $25,000. The unsecured note bears interest at 6% per annum and is due on January 7, 2017. This note is convertible at $0.10 per share and can be converted on or before the maturity date. The Company and lender mutually agreed to extend the maturity date of the note to April 30, 2017.

5. CONVERTIBLE DEBT (CONTINUED)

On July 13, 2016, the Company issued a convertible promissory note with an entity for $20,000. The unsecured note bears interest at 6% per annum and is due on January 13, 2017. This note is convertible at $0.10 per share and can be converted on or before the maturity date. The Company and lender mutually agreed to extend the maturity date of the note to April 30, 2017. During the three months ended June 30, 2017, the entire balance of principal amount of $20,000 and accrued interest of $967 and was converted into 209,666 shares of common stock.

During the three months ended June 30, 2017 interest expense was 750. As of June 30, 2017, the balance of accrued interest was $2,888.

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

The Company had no potential additional dilutive securities outstanding for the three months ended June 30, 2017 and 2016, except for the 550,000 and no, respectively, shares of common stock from the convertible debt.

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016

Net loss attributable to the common stockholders	$(102,379)	$(10,125)

Basic weighted average outstanding shares of common stock	51,602,919	32,593,585
Dilutive effect of common stock equivalent	-	-
Diluted weighted average common stock and common stock equivalents	51,602,919	32,593,585

Earnings (loss) per share:
Basic and diluted	$(0.00)	$(0.00)

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

Common Stock

During the three months ended June 30, 2017, the Company issued a total of 975,000 shares of common stock to thirteen investors for cash of $195,000.

During the three month ended June 30, 2017, the Company issued a total of 1,850,784 shares of common stock to four lenders for debt converted of $41,789 including $40,000 of principal and $1,789 in accrued interest.

8. SUBSEQUENT EVENTS

During August 2017, the Company changed its name from Healthtalk Live, Inc. to Right On Brands, Inc. via merger with its wholly owned subsidiary. The wholly owned subsidiary was dissolved after the merger.

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

Company Overview and Plan of Operation

Item 1. Business

Our primary line of business, conducted through our wholly-owned subsidiary, Humbly Hemp, Inc., offers a line of energy / snack bars featuring all-natural hemp and other healthy ingredients. We will provide high quality and affordable hemp products (focusing on snacks) that are packed with protein, omegas, and free of all major allergens. Our initial product line features healthy snacks, highlighting hemps nutritional benefits, and tapping into the nutritious snacking boom.

We source quality ingredients, and reach out to private label manufactures that already possess the infrastructure to make these products, and to provide them at an affordable price, through a seamless online marketplace, and through regular distribution channels like. We are already working on a with Sunshine Specialties a natural food broker with over 30 years of experience in Los Angeles to get our products in up to 3,000 stores throughout southern California.

Through constant education and promotion, we plan make hemp a part of everyone’s lives. Our unique branding will appeal to every demographic and our commitment to hemp education will grow our market, creating an even bigger category in the U.S. Our goal is to highlight hemp’s versatility through a wide range of nutritional products.

Product Line

Our initial product line consists of a set of three nutrition bars. This type of product is a perfect start for Humbly Hemp. It will highlight all of the nutritional benefits of hemp, and from the market research we have done, nutrition bars are in huge demand right now.

Humbly Hemp Snack Bar: (Launched June 10th 2017)

The Humbly Hemp Bar is a superfood snack bar that is the first of its kind. It is powered with Hemp Seeds, Hemp Protein, and other amazing superfoods. We have already gotten our bars into over 20+ locations in Los Angeles.

Flavors:

We launched with three initial flavors:

•	Cocoa and Sea Salt
•	Cinnamon Date
•	Berry Vanilla

ENDO Water: (Launching Fall 2017)

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

Results of Operations

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

During the three months ended June 30, 2017, we generated revenue of $503 and our cost of goods sold was $1,243. We incurred total operating expenses of $100,889 and other expenses of $750 resulting in a net loss of $102,379. By comparison, during the three months ended June 30, 2016, we generated revenue of $104, incurred operating expenses of $10,229, and recorded a net loss of $10,125. The main reason for the significant changes is with new management came an addition of a new business.

 Liquidity and Capital Resources

As of June 30, 2017, we had current assets in the amount of $201,458, consisting mainly of cash and inventory. As of June 30, 2017, we had current liabilities of $47,632.

The current liabilities consisted of convertible debt of $28,000, accounts payable of $11,744, accrued compensation of $5,000, and accrued interest of $2,888.

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

Off Balance Sheet Arrangements

As of June 30, 2017, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2017. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Daniel Crawford. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2017.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the period ended June 30, 2017, we accepted subscriptions from thirteen investors for a total 975,000 shares issued at a price of $0.20 per share, for total proceeds of $195,000. These shares were offered and sold to accredited investors pursuant to Rule 506 under Regulation D. We engaged in no general solicitation or advertising.

During the period ended June 30, 2017, we also issued a total of 1,850,784 shares of common stock upon conversion of a total of $41,789 in outstanding convertible promissory notes, at prices ranging from $0.01 to $0.10 per share.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

We are currently in the process of changing our corporate name to “Right On Brands, Inc.,” a name which we believe better reflects the focus of our business. The name change and an associated trading symbol change are currently under review at FINRA. We will provide additional disclosure when the name and symbol change becomes effective in the OTC securities markets.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in Extensible Business Reporting Language (XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HealthTalk Live, Inc.

Date: August 21, 2017	By:	/s/ Daniel Crawford
	Name:	Daniel Crawford
	Title:	Chief Executive Officer and Chief Financial Officer

