Form 10-Q/A
period 2017-06-30
HealthTalk Live, Inc.
filed 2017-08-22
CIK 1580262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

Amendment No. 1

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

This Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Amendment”) amends the Quarterly Report on Form 10-Q of HealthTalk Live, Inc. (the “Company”) for the quarter ended June 30, 2017 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on August 21, 2017. The Amendment is being filed to submit Exhibit 101. The Amendment revises the exhibit index included in Part II, Item 6 of the Original Filing and Exhibit 101 (XBRL interactive data) is included as an exhibit to the Amendment. Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way.

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

