Form 10-Q
period 2017-09-30
Right On Brands, Inc.
filed 2017-11-20
CIK 1580262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 000-55704

Right On Brands, Inc.
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

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 53,291,369 common shares as of November 17, 2017.

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

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Our financial statements included in this Form 10-Q are as follows:

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2017 are not necessarily indicative of the results that can be expected for the full year.

3

RIGHT ON BRANDS, INC.
formerly known as HEALTHTALK LIVE, INC.
BALANCE SHEETS
(unaudited)

	September30,	March 31,
	2017	2017
ASSETS
Current assets
Cash	$15,192	$130,787
Prepaid expense	22,502	8,833
Inventory	32,979	26,144
Deposit	2,000	2,000
Total current assets	72,673	167,764

Non-current assets
Net property and equipment	22,461	13,159
Net intangible assets	973	1,024
Investments	101,470	-
Total non-current assets	124,904	14,183

Total assets	$197,577	$181,947

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$26,530	$10,154
Accrued executive compensation	-	9,869
Accrued interest payable	3,327	3,927
Convertible debt	28,000	68,000
Total current liabilities	57,857	91,950

Total liabilities	57,857	91,950

Stockholders' equity (deficit)
Series A Preferred stock; 10,000,000 shares authorized of $.001 par value; 5,000,000 and 5,000,000 shares issued September 30, 2017 and March 31, 2017, respectively	5,000	5,000
Common stock; par value $.001; 100,000,000 shares authorized 53,291,369 and 50,215,585 shares issued September 30, 2017 and March 31, 2017, respectively	53,292	50,216
Additional paid-in capital	3,151,293	2,867,580
Common stock payable	464,000	464,000
Accumulated deficit	(3,533,865)	(3,296,799)

Total stockholders' equity (deficit)	139,720	89,997

Total liabilities and stockholders' equity (deficit)	$197,577	$181,947

See accompanying notes to the financial statements.

RIGHT ON BRANDS, INC.
formerly known as HEALTHTALK LIVE, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Revenue	$2,203	$378	$2,706	$482
Cost of goods sold	649	-	1,892	-
Gross profit	1,554	378	814	482

Operating expenses
Depreciation and amortization	9,274	5,000	14,274	10,000
General and administrative	51,493	7,613	98,862	11,737
Advertising and promotion	20,867	1,536	36,385	2,544
Legal and professional	32,006	8,025	41,008	8,122
Executive compensation	22,162	-	46,162	-
Total operating expenses	135,802	22,174	236,691	32,403

Other expenses
Interest expense	(439)	(131,049)	(1,189)	(131,049)
Total other expenses	(439)	(131,049)	(1,189)	(131,049)

Net loss	$(134,687)	$(152,845)	$(237,066)	$(162,970)

Loss per share
Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average shares outstanding	53,167,456	32,617,585	52,389,462	32,606,000

See accompanying notes to the financial statements.

RIGHT ON BRANDS, INC.
formerly known as HEALTHTALK LIVE, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Six months	Six months
	ended	ended
	September 30, 2017	September 30, 2016

Cash flows (used in) operating activities
Net loss	$(237,066)	$(162,970)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	14,274	10,000
Loss on extinguishment of debt	-	131,049
(Increase) decrease in assets
Prepaid expense	(13,669)	-
Inventory	(6,835)	-
Deposit	-	-
Increase (decrease) in liabilities
Accounts payable	16,376	2,618
Accrued interest payable	1,189	-
Accrued executive compensation	(9,869)	-

Net cash (used in) operating activities	(235,600)	(19,303)

Cash flows (used in) investing activities
Purchase investments	(101,470)	-
Purchase automobile	(13,597)	-
Purchase tenant improvements	(8,606)	-
Purchase office equipment	(1,322)	-

Net cash (used in) investing activities	(124,995)	-

Cash flows provided by financing activities
Proceeds from due to officers	-	16,850
(Repayments) on due to officers	-	(3,050)
Proceeds from issuances of common stock	245,000	2,600

Net cash provided by financing activities	245,000	16,400

Increase (decrease) in cash	(115,595)	(2,903)

Cash-beginning of period	130,787	3,019

Cash-end of period	$15,192	$116

Supplemental cash flow information

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Non-cash activities
Accounts payable assigned to former officers and directors	$-	$10,000
Convertible debt converted into common stock	$121,191	$-

See accompanying notes to the financial statements.

RIGHT ON BRANDS, INC.

Formerly known as HEALTHTALK LIVE, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim unaudited condensed financial statements as of September 30, 2017 and 2016 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these condensed financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended March 31, 2017 filed with the SEC on form 10-K on July 14, 2017.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of six months or less to be cash equivalents.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided by the straight-line method over the useful lives of the related assets, from six to five years.

The cost of building the Company’s website has been capitalized and amortized over a period of six years. Expenditures for minor enhancements and maintenance are expensed as incurred.

Inventory

Inventories are stated at the lower of cost (average cost) or market (net realizable value). Inventory consists of raw materials, work in process inventory and finished goods inventory of $24,993, $0 and $7,986, respectively.

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

Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2017 and March 31, 2017 the fair value of cash and accounts payable, approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

2. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended September 30, 2017, the Company had an accumulated deficit of approximately $3,534,000, had net losses of approximately $237,000, and net cash used in operating activities of approximately $236,000, with little revenue earned since inception, and a lack of operational history. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. PROPERTY AND EQUIPMENT

	As of September 30, 2017	As of March 31, 2017

Website development	$88,965	$88,965
Automobile	13,597	-
Studio and office equipment	26,966	25,645
Tenant improvements	11,135	2,528

	140,663	117,138
Less: accumulated depreciation and amortization	(118,202)	(103,979)

Ending Balance	$22,461	$13,159

Depreciation and amortization expense for the six months ended September 30, 2017 and 2016 were $14,274 and $10,000, respectively.

4. INVESTMENT

Investments in partnerships, joint ventures and less-than-majority-owned subsidiaries in which we have significant influence are accounted for under the equity method.

As of September 30, 2017, our investment includes a venture for the development of a commercial bottled water operation near Browning, Montana. The new venture will be operated through Spring Hill Water Company, LLC, a Nevada limited liability company (“Spring Hill”). Spring Hill is 49% owned by our newly-formed subsidiary corporation, Humble Water Company, and 51% owned by Doore, LLC. Doore, LLC, which will serve as the Manager of Spring Hill, has contributed the land and water source to be used in the new operation through a Land & Water Lease Agreement under which Spring Hill will have the use of 2 acres of land and no less than 5 acre-feet of water for an initial term of 25 years and at a lease rate of $1 per year. Through Humble Water Company, our initial capital contribution to Spring Hill will be $100,000 to be used in commencing operations. In addition, we have committed to provide additional capital to be used for a bottling facility and equipment, in an amount up to $530,000, within the next 3 years. Should we fail to provide this additional capital within the next 3 years, our ownership percentage in Spring Hill will be reduced from 49% to 20%. Although we hold a minority ownership percentage in Spring Hill, we will have voting control over the company with 75% of the voting membership units. Further, 100% of the losses, expenditures, and deductions from Spring Hill will be allocated to our subsidiary, Humble Water Company. As of September 30, 2017, our investment is $101,470.

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

On February 1, 2016, the Company issued a convertible promissory note with an entity for $5,000. The unsecured note bears interest at 8% per annum and is due on January 31, 2017. This note is convertible at $0.01 per share and can be converted on or before the maturity date. The Company and lender mutually agreed to extend the maturity date of the note to March 10, 2017. During the six months ended September 30, 2017, the entire principal amount was converted into 500,000 shares of common stock.

On February 8, 2016, the Company issued a convertible promissory note with an entity for $8,000. The unsecured note bears interest at 8% per annum and is due on February 7, 2017. This note is convertible at $0.02 per share and can be converted on or before the maturity date. The Company and lender mutually agreed to extend the maturity date of the note to March 10, 2017. During the six months ended September 30, 2017, the entire balance of principal amount of $8,000 and accrued interest of $822 and was converted into 441,118 shares of common stock.

On April 11, 2016, the Company issued a convertible promissory note with an entity for $10,000. The unsecured note bears interest at 8% per annum and is due on February 7, 2017. This note is convertible at $0.01 per share and can be converted on or before the maturity date. The Company and lender mutually agreed to extend the maturity date of the note to March 10, 2017. During the six months ended September 30, 2017, the principal amount of $7,000 was converted into 700,000 shares of common stock.

On July 7, 2016, the Company issued a convertible promissory note with an entity for $25,000. The unsecured note bears interest at 6% per annum and is due on January 7, 2017. This note is convertible at $0.10 per share and can be converted on or before the maturity date. The Company and lender mutually agreed to extend the maturity date of the note to April 30, 2017.

5. CONVERTIBLE DEBT (CONTINUED)

On July 13, 2016, the Company issued a convertible promissory note with an entity for $20,000. The unsecured note bears interest at 6% per annum and is due on January 13, 2017. This note is convertible at $0.10 per share and can be converted on or before the maturity date. The Company and lender mutually agreed to extend the maturity date of the note to April 30, 2017. During the six months ended September 30, 2017, the entire balance of principal amount of $20,000 and accrued interest of $967 and was converted into 209,666 shares of common stock.

During the six months ended September 30, 2017 interest expense was $1,189. As of September 30, 2017, the balance of accrued interest was $3,327.

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

The Company had no potential additional dilutive securities outstanding for the six months ended September 30, 2017 and 2016, except for the 550,000 and no, respectively, shares of common stock from the convertible debt.

The following table sets forth the computation of basic and diluted net income per share:

	Six Months Ended September 30, 2017	Six Months Ended September 30, 2016

Net loss attributable to the common stockholders	$(237,066)	$(162,970)

Basic weighted average outstanding shares of common stock	52,389,462	32,606,000
Dilutive effect of common stock equivalent	-	-
Diluted weighted average common stock and common stock equivalents	52,389,462	32,606,000

Earnings (loss) per share:
Basic and diluted	$(0.00)	$(0.00)

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

Common Stock

During the six months ended September 30, 2017, the Company issued a total of 1,225,000 shares of common stock to thirteen investors for cash of $245,000.

During the six month ended September 30, 2017, the Company issued a total of 1,850,784 shares of common stock to four lenders for debt converted of $41,789 including $40,000 of principal and $1,789 in accrued interest.

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

We source quality ingredients, and reach out to private label manufactures that already possess the infrastructure to make these products, and to provide them at an affordable price, through a seamless online marketplace, and through regular distribution channels like. We are already working with Sunshine Specialties a natural food broker with over 30 years of experience in Los Angeles to get our products in up to 3,000 stores throughout southern California.

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

ENDO Water: (Launching Fall 2017)

ENDO Water will be a one of a kind Wellness drink. Structured Water, CBSs, and Omegas are some of the biggest wants in the health and wellness market. ENDO Water will be a herbal flavorered water type drink targeted to increase the performance of the Endo-Cannabanoid System. It will be lightly flavored, almost an essence, and infused with CBDs (Cannabidiol) and Omegas. We will also be featuring Ojai Energetics “Blast Cap” of the highest quality CBD on the market. We think this is going to create a market of its own in wellness drinks. CBD IS NON PHSYCOACTIVE and is legal in all 50 states to consume and sell.

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

Hemp Protein Powder & RTD Protein Drink (In R&D)

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

Results of Operations

Three and Six Months Ended September 30, 2017 Compared to Three and Six Months Ended September 30, 2016

During the three months ended September 30, 2017, we generated revenue of $2,203 and our cost of goods sold was $649. We incurred total operating expenses of $135,802 and interest expense of $439 resulting in a net loss of $134,687. By comparison, during the three months ended September 30, 2016, we generated revenue of $378, incurred operating expenses of $22,174 and interest expense of $131,049, and recorded a net loss of $152,845.

During the six months ended September 30, 2017, we generated revenue of $2,706 and our cost of goods sold was $1,892. We incurred total operating expenses of $236,691 and interest expense of $1,189 resulting in a net loss of $237,066. By comparison, during the six months ended September 30, 2016, we generated revenue of $482, incurred operating expenses of $32,403 and interest expense of $131,049, and recorded a net loss of $162,971.

The main reason for the significant changes is with new management came an addition of a new business and related increases in advertising, compensation, and general and administrative expenses.

Liquidity and Capital Resources

As of September 30, 2017, we had current assets in the amount of $72,673, consisting of cash in the amount of $15,192, prepaid expense in the amount of $22,502, inventory of $32,979, and a deposit of $2,000. As of September 30, 2017, we had current liabilities of $57,857. The current liabilities consisted of convertible debt of $28,000, accounts payable of $26,530, and accrued interest of $3,327.

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

Off Balance Sheet Arrangements

As of September 30, 2017, there were no off balance sheet arrangements.

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

Inventory

Inventories are stated at the lower of cost (average cost) or market (net realizable value). Inventory consists of raw materials, work in process inventory and finished goods inventory of $24,993, $0 and $7,986, respectively.

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

Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2017 and March 31, 2017 the fair value of cash and accounts payable, approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2017. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Daniel Crawford. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2017.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended September 30, 2017, we accepted subscriptions from thirteen investors for a total 1,225,000 shares issued at a price of $0.20 per share, for total proceeds of $245,000. These shares were offered and sold to accredited investors pursuant to Rule 506 under Regulation D. We engaged in no general solicitation or advertising.

During the six months ended September 30, 2017, we also issued a total of 1,850,784 shares of common stock upon conversion of a total of $41,789 in outstanding convertible promissory notes.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in Extensible Business Reporting Language (XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Right On Brands, Inc.

Date: November 17, 2017	By:	/s/ Daniel Crawford
	Name:	Daniel Crawford
	Title:	Chief Executive Officer and Chief Financial Officer

