Form 10-Q
period 2017-12-31
Right On Brands, Inc.
filed 2018-02-20
CIK 1580262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2017

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

(424) 259-3521
(Registrant’s telephone number)

___________________________________________________________
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

☐	Large accelerated filer	☐	Accelerated filer
☐	Non-accelerated filer	☒	Smaller reporting company
		☒	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 55,943,869 common shares as of February 19, 2018.

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

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Our financial statements included in this Form 10-Q are as follows:

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2017 are not necessarily indicative of the results that can be expected for the full year.

3

RIGHT ON BRANDS, INC.
formerly known as HEALTHTALK LIVE, INC.
BALANCE SHEETS
(unaudited)

ASSETS

	December 31,	March 31,
	2017	2017

Current assets
Cash	$32,995	$130,787
Accounts receivable	756	-
Prepaid expense	16,719	8,833
Prepaid stock compensation	224,935	-
Inventory	31,975	26,144
Deposit	2,000	2,000
Total current assets	309,380	167,764

Non-current assets
Net property and equipment	16,928	13,159
Net intangible assets	922	1,024
Investments	101,470	-
Total non-current assets	119,320	14,183

Total assets	$428,700	$181,947

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$18,715	$10,154
Accrued executive compensation	-	9,869
Accrued interest payable	3,897	3,927
Net convertible debt	44,889	68,000
Total current liabilities	67,501	91,950

Total liabilities	67,501	91,950

Stockholders' equity (deficit)
Series A Preferred stock; 10,000,000 shares authorized of $.001 par value; 5,000,000 and 5,000,000 shares issued December 31, 2017 and March 31, 2017, respectively	5,000	5,000
Common stock; par value $.001; 100,000,000 shares authorized 54,991,369 and 50,215,585 shares issued December 31, 2017 and March 31, 2017, respectively	54,992	50,216
Additional paid-in capital	3,470,593	2,867,580
Common stock payable	505,083	464,000
Accumulated deficit	(3,674,469)	(3,296,799)

Total stockholders' equity (deficit)	361,199	89,997

Total liabilities and stockholders' equity (deficit)	$428,700	$181,947

See accompanying notes to the financial statements.

RIGHT ON BRANDS, INC.
formerly known as HEALTHTALK LIVE, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016

Revenue	$1,852	$105	$4,558	$587
Cost of goods sold	907	-	2,799	-
Gross profit	945	105	1,759	587

Operating expenses
Depreciation and amortization	5,584	5,000	19,858	15,000
General and administrative	90,936	12,456	189,798	24,194
Advertising and promotion	12,150	11,647	48,535	14,191
Legal and professional	13,420	18,157	54,428	26,279
Executive compensation	18,000	15,000	64,162	15,000
Total operating expenses	140,090	62,260	376,781	94,664

Other expenses
Interest expense	(1,459)	(1,144)	(2,648)	(1,144)
Loss on extinguishment of debt	-	(2,770,451)	-	(2,770,451)
Total other expenses	(1,459)	(2,771,595)	(2,648)	(2,771,595)

Net loss	$(140,604)	$(2,833,750)	$(377,670)	$(2,865,672)

Loss per share
Basic and diluted loss per share	$(0.00)	$(0.06)	$(0.01)	$(0.08)

Basic and diluted weighted average shares outstanding	53,629,412	48,328,085	52,793,373	37,865,752

See accompanying notes to the financial statements.

RIGHT ON BRANDS, INC.
formerly known as HEALTHTALK LIVE, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months	Nine months
	ended	ended
	December 31, 2017	December 31, 2016

Cash flows (used in) operating activities
Net loss	$(377,670)	$(2,865,672)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	19,858	15,000
Loss on extinguishment of debt	-	2,770,451
Amortization of prepaid stock compensation	53,148	-
Amortization of debt discount	889	-
(Increase) decrease in assets
Accounts receivable	(756)	-
Prepaid expense	(7,886)	-
Inventory	(5,831)	-
Deposit	-	-
Increase (decrease) in liabilities
Accounts payable	8,561	7,480
Accrued interest payable	1,759	1,145
Accrued executive compensation	(9,869)	-

Net cash (used in) operating activities	(317,797)	(71,596)

Cash flows (used in) investing activities
Purchase investments	(101,470)	-
Purchase automobile	(13,597)	-
Purchase tenant improvements	(8,606)	-
Purchase office equipment	(1,322)	(1,780)

Net cash (used in) investing activities	(124,995)	(1,780)

Cash flows provided by financing activities
Cash acquired at merger	-	18,971
Proceeds from due to officers	-	16,850
(Repayments) on due to officers	-	(3,050)
Proceeds from convertible debt	50,000	-
Proceeds from issuances of common stock	295,000	92,600

Net cash provided by financing activities	345,000	125,371

Increase (decrease) in cash	(97,792)	51,995

Cash-beginning of period	130,787	3,019

Cash-end of period	$32,995	$55,014

Supplemental cash flow information

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Non-cash activities
Accounts payable assigned to former officers and directors	$-	$10,000
Convertible debt converted into common stock	$121,191	$129,549

See accompanying notes to the financial statements.

RIGHT ON BRANDS, INC.

Formerly known as HEALTHTALK LIVE, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim unaudited condensed financial statements as of December 31, 2017 and 2016 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these condensed financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended March 31, 2017 filed with the SEC on form 10-K on July 14, 2017.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of six months or less to be cash equivalents.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided by the straight-line method over the useful lives of the related assets, from five to seven years.

The cost of building the Company’s website has been capitalized and amortized over a period of six years. Expenditures for minor enhancements and maintenance are expensed as incurred.

Inventory

Inventories are stated at the lower of cost (average cost) or market (net realizable value). Inventory consists of raw materials, work in process inventory and finished goods inventory of $24,993, $0 and $6,982, respectively.

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

Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2017 and March 31, 2017 the fair value of cash and accounts payable, approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

2. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended December 31, 2017, the Company had an accumulated deficit of approximately $3,674,000, had net losses of approximately $378,000, and net cash used in operating activities of approximately $318,000, with little revenue earned since inception, and a lack of operational history. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. PROPERTY AND EQUIPMENT

	As of December 31, 2017	As of March 31, 2017

Website development	$88,965	$88,965
Automobile	13,597	-
Studio and office equipment	26,966	25,645
Tenant improvements	11,135	2,528

	140,663	117,138
Less: accumulated depreciation and amortization	(123,735)	(103,979)

Ending Balance	$16,928	$13,159

Depreciation and amortization expense for the nine months ended December 31, 2017 and 2016 were $19,858 and $15,000, respectively.

4. INVESTMENT

Investments in partnerships, joint ventures and less-than-majority-owned subsidiaries in which we have significant influence are accounted for under the equity method.

As of December 31, 2017, our investment includes a venture for the development of a commercial bottled water operation near Browning, Montana. The new venture will be operated through Spring Hill Water Company, LLC, a Nevada limited liability company (“Spring Hill”). Spring Hill is 49% owned by our newly-formed subsidiary corporation, Humble Water Company, and 51% owned by Doore, LLC. Doore, LLC, which will serve as the Manager of Spring Hill, has contributed the land and water source to be used in the new operation through a Land & Water Lease Agreement under which Spring Hill will have the use of 2 acres of land and no less than 5 acre-feet of water for an initial term of 25 years and at a lease rate of $1 per year. Through Humble Water Company, our initial capital contribution to Spring Hill will be $100,000 to be used in commencing operations. In addition, we have committed to provide additional capital to be used for a bottling facility and equipment, in an amount up to $530,000, within the next 3 years. Should we fail to provide this additional capital within the next 3 years, our ownership percentage in Spring Hill will be reduced from 49% to 20%. Although we hold a minority ownership percentage in Spring Hill, we will have voting control over the company with 75% of the voting membership units. Further, 100% of the losses, expenditures, and deductions from Spring Hill will be allocated to our subsidiary, Humble Water Company. As of December 31, 2017, our investment is $101,470.

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

On February 1, 2016, the Company issued a convertible promissory note with an entity for $5,000. The unsecured note bears interest at 8% per annum and is due on January 31, 2017. This note is convertible at $0.01 per share and can be converted on or before the maturity date. The Company and lender mutually agreed to extend the maturity date of the note to March 10, 2017. During the nine months ended December 31, 2017, the entire principal amount was converted into 500,000 shares of common stock.

On February 8, 2016, the Company issued a convertible promissory note with an entity for $8,000. The unsecured note bears interest at 8% per annum and is due on February 7, 2017. This note is convertible at $0.02 per share and can be converted on or before the maturity date. The Company and lender mutually agreed to extend the maturity date of the note to March 10, 2017. During the nine months ended December 31, 2017, the entire balance of principal amount of $8,000 and accrued interest of $822 and was converted into 441,118 shares of common stock.

On April 11, 2016, the Company issued a convertible promissory note with an entity for $10,000. The unsecured note bears interest at 8% per annum and is due on February 7, 2017. This note is convertible at $0.01 per share and can be converted on or before the maturity date. The Company and lender mutually agreed to extend the maturity date of the note to March 10, 2017. During the nine months ended December 31, 2017, the principal amount of $7,000 was converted into 700,000 shares of common stock.

On July 7, 2016, the Company issued a convertible promissory note with an entity for $25,000. The unsecured note bears interest at 6% per annum and is due on January 7, 2017. This note is convertible at $0.10 per share and can be converted on or before the maturity date. The Company and lender mutually agreed to extend the maturity date of the note to April 30, 2017. As of the date of this filing, the note is in default.

5. CONVERTIBLE DEBT (CONTINUED)

On July 13, 2016, the Company issued a convertible promissory note with an entity for $20,000. The unsecured note bears interest at 6% per annum and is due on January 13, 2017. This note is convertible at $0.10 per share and can be converted on or before the maturity date. The Company and lender mutually agreed to extend the maturity date of the note to April 30, 2017. During the nine months ended December 31, 2017, the entire balance of principal amount of $20,000 and accrued interest of $967 and was converted into 209,666 shares of common stock.

On November 21, 2017, the Company issued a convertible promissory note with an entity for $20,000. The unsecured note bears interest at 6% per annum and is due on May 21, 2018. This note is convertible at $0.20 per share and can be converted on or before the maturity date.

During the nine months ended December 31, 2017 interest expense was $2,648 including amortization of debt discount of $889. As of December 31, 2017, the balance of accrued interest was $3,897.

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

The Company had no potential additional dilutive securities outstanding for the nine months ended December 31, 2017 and 2016, except for the 550,000 and no, respectively, shares of common stock from the convertible debt.

6. EARNINGS PER SHARE (CONTINUED)

The following table sets forth the computation of basic and diluted net income per share:

	Nine Months Ended December 31, 2017	Nine Months Ended December 31, 2016

Net loss attributable to the common stockholders	$(377,670)	$(2,865,672)

Basic weighted average outstanding shares of common stock	52,793,373	37,865,752
Dilutive effect of common stock equivalent	-	-
Diluted weighted average common stock and common stock equivalents	52,793,373	37,865,752

Earnings (loss) per share:
Basic and diluted	$(0.01)	$(0.08)

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

Common Stock

During the nine months ended December 31, 2017, the Company issued a total of 2,225,000 shares of common stock to thirteen investors for cash of $325,000. As of December 31, 2017, the company has to issue two investors a total of 150,000 shares and $30,000 was recorded to common stock payable.

During the nine months ended December 31, 2017, the Company issued a total of 1,850,784 shares of common stock to four lenders for debt converted of $41,789 including $40,000 of principal and $1,789 in accrued interest.

7. STOCKHOLDERS’ EQUITY (CONTINUED)

During the nine months ended December 31, 2017, the Company issued a total of 700,000 shares of common stock to for a lock up agreement of $39,000 and for services of $228,000. During the nine months ended December 31, 2017, the Company recorded $3,066 of consulting services and the balance of prepaid stock compensation of $224,934.

During the nine months ended December 31, 2017, the Company recorded $11,083 to common stock payable and consulting services for the portion of 700,000 shares that were earned for consulting services. The shares were issued in February 2018.

8. SUBSEQUENT EVENTS

In January 2018, the Company sold 200,000 shares of common stock in exchange for cash of $20,000.

In January 2018, the Company agreed to issue 52,500 shares of common stock in exchange for a ninety-day consulting agreement.

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

Company Overview and Plan of Operation

Item 1. Business

Our business is conducted through our wholly-owned subsidiaries, Humbly Hemp, Endo Brands, and Humble Water Company. Humbly Hemp sells and markets a line of hemp enhanced snack foods in the Southern California marketplace. Humble Water Company is in a partnership with Springhill Water Co. to develop a line of High Alkaline, Natural Mineral Water. Endo Brands creates and markets CBD consumer products launching Feb. 2018 in Southern California. We will provide high quality and affordable hemp products (focusing on snacks) that are packed with protein, omegas, and free of all major allergens. Our initial product line features healthy snacks, highlighting hemps nutritional benefits, and tapping into the nutritious snacking boom.

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

Phase 1 (Current Portfolio)

Humbly Hemp Snack Bar:

The Humbly Hemp Bar will be a 1.6 OZ, less than 7 grams of sugar, and 8 grams of plant protein. Our bar is certified vegan, and gluten free. We manufacture in a TOP 12 allergen free facility so NO Soy, and NON-GMO’s. From the research we have done with the current products on the market, it will be hard to find another bar that has as many health benefits, to as many dietary segments.

We currently sell into 25+ retailers and are available on Amazon.com and through out own store HumblyHemp.com

It retails at 2.99.

Flavors:

We will launch the bars with three initial flavors. This will allow us to appeal to most taste profiles.

•	Cocoa and Sea Salt
•	Cinnamon Date
•	Berry Vanilla

HANDFULS (In R&D) Expected Launch in Spring 2018:

Our Handfuls will be an innovative snacking product leveraging the portability of our snacks and the RTS “Ready to snack” serving size that is becoming so popular. People are on the go and need something they can throw in a backpack. These portable pouches will be sold in packs of ten, and can be bought as singles at the store level. They can be thrown in a salad, smoothie, bowl, or toss right back when hunger strikes.

Version 1: Toasted Hemp Seed

Flavors: Natural, Sea Salt, Cocoa, Honey, Chili Lime

Version 2: Granola + Hemp Hearts

Flavors: Cinnamon Date, Cocoa+ Sea Salt, Berry Vanilla

*The Phrase Handfuls is in the process of being trademarked.

Hemp Hunks (In R&D):

This product will be a package of crispy and thin hemp seed bars (similar to chocolate bark) They will come in a variety of flavors, with the base always being high-quality hemp seeds and chocolate, with different superfood mixed in.

*The name Hemp Hunks is in the process of being trademarked

Humbly Hemp Bar + ENDO Select Hemp Oil:

We will be offering a premium version of our Humbly Hemp Bars infused with 10mg of Endo Select Hemp Oil. These will be very small batch, and numbered for rarity.

Future Line Extensions:

Humbly Hemp Milk Line (In R&D)

We will be releasing a one of a kind line of hemp milk. Dairy and lactose-free nut milk are in high demand right now. Hemp milk is another variation of this. Hemp milk is more functional than the other dairy alternatives milk. Those with tree nut allergies can enjoy it, it tastes great, and has more protein and omegas.

Instead of coming out with the same old, Plain, Vanilla, and Chocolate. We are going to be releasing flavors like Matcha (green tea), Chai Spice, Dark Chocolate, Etc.

Hemp Protein Power & RTD Protein Drink (In R&D)

We are working on our Protein blend right now that will feature Hemp protein as the main ingredient, and will then mix that and our Hemp Milks to create fantastic RTD protein drinks.

ENDO BRANDS:

February 2018

Endo Water:

ENDO Water is one of a kind Wellness drink. Structured Water, CBSs, and Omegas are some of the biggest wants in the health and wellness market. ENDO Water will be a an herbal flavored water drink targeted to increase the performance of the Endo-Cannabanoid System. It will be lightly flavored, almost an essence, and infused with CBDs (Cannabidiol) and Omegas. CBD IS NON PHSYCOACTIVE and is legal in all 50 states to consume and sell. Our proietary blend is Sugar Free, Naturally Flavored, has a high PH level and has emulsified CBD for increased bioavailability.

The endocannabinoid system (ECS) is a group of endogenous cannabinoid receptors located in the mammalian brain and throughout the central and peripheral nervous systems, consisting of neuromodulatory lipids and their receptors.

*The name ENDO Water is in process of being trademarked.

ENDO Drops:

The easiest and most effective way to get your daily CBD supplementation. These daily drops are blended with amazing essential oils for a no junk taste.

ENDO BRANDS: (Phase 2)

ENDO Mist:

Endo Select Hemp oil infused into a superfood blend with other amazing essential oils and superfoods. We put this potion into a 2 floz spray bottle to make it easy to bring around and supplement anywhere.

ENDO Ease:

Topical Pain relief product, 200mg of Endo Select Hemp Oil infused with an easy pump distribution cap.

Target Market

Health and wellness is becoming a part of everyone’s lives, and eating right is usually the first step. What we have done to test the market for a products like this, is to take a look at the types of consumer that would be looking for our solution. The number of diets trends in America continues to grow, and hemp is the perfect solution for many of them.

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

Manufacturing and Distribution

Humbly Hemp

We are currently producing the Humbly Hemp Snack Bar with a world class co packer in Vancouver Island, British Columbia, and are double threated with facilities in Torrance, CA.

Endo Water

We are currently having our proprietary recipe manufactured at packed for Endo Water at a facility in Oregon. This will allow us to effectively distribute it along the west coast before a national rollout, and we will be bringing on a second manufacturer in Las Vegas, NV.

Humble Water Co.

Our partnership in Montana with the Springhill Water Co. allows us to sell our amazing natural water directly from the source in Cut Bank, Montana, at the foothills of Glacier National Park.

Expected Changes In Number of Employees, Plant, and Equipment

We do not currently plan to purchase specific additional physical plant and significant equipment within the immediate future. We do not currently have specific plans to change the number of our employees during the next twelve months.

Results of Operations

Three and Nine Months Ended December 31, 2017 Compared to Three and Nine Months Ended December 2016

During the three months ended December 31, 2017, we generated revenue of $1,852 and our cost of goods sold was $907. We incurred total operating expenses of $140,090 and interest expense of $1,459 resulting in a net loss of $140,604. By comparison, during the three months ended December 31, 2016, we generated revenue of $105, incurred operating expenses of $62,260 and interest expense of $1,144. In addition, we incurred a one-time charge of $2,770,451 for loss on extinguishment of debt. We recorded a net loss of $2,833,750 for the three months ended December 31, 2016.

During the nine months ended December 31, 2017, we generated revenue of $4,558 and our cost of goods sold was $2,799. We incurred total operating expenses of $376,781 and interest expense of $2,648 resulting in a net loss of $377,670. By comparison, during the nine months ended December 31, 2016, we generated revenue of $587, incurred operating expenses of $94,664 and interest expense of $1,144. In addition, we incurred a one-time charge of $2,770,451 for loss on extinguishment of debt. We recorded a net loss of $2,865,672 for the nine months ended December 31, 2016.

The main reason for the significant changes is with new management came an addition of a new business and related increases in advertising, compensation, and general and administrative expenses.

Liquidity and Capital Resources

As of December 31, 2017, we had current assets in the amount of $309,380, consisting of cash in the amount of $32,995, accounts receivable is $756, prepaid expense in the amount of $16,719, inventory of $31,975 a deposit of $2,000, and prepaid stock compensation of $224,935. As of December 31, 2017, we had current liabilities of $67,501. The current liabilities consisted of net convertible debt of $44,889, accounts payable of $18,715, and accrued interest of $3,897.

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

Off Balance Sheet Arrangements

As of December 31, 2017, there were no off balance sheet arrangements.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided by the straight-line method over the useful lives of the related assets, from five to seven years.

The cost of building the Company’s website has been capitalized and amortized over a period of six years. Expenditures for minor enhancements and maintenance are expensed as incurred.

Inventory

Inventories are stated at the lower of cost (average cost) or market (net realizable value). Inventory consists of raw materials, work in process inventory and finished goods inventory of $24,993, $0 and $6,982, respectively.

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

Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2017 and March 31, 2017 the fair value of cash and accounts payable, approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2017. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Daniel Crawford. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2017.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended December 31, 2017, we accepted subscriptions from thirteen investors for a total of 2,225,000 shares for total proceeds of $325,000. In January 2018, we accepted a subscription for 200,000 shares of common stock in exchange for cash of $20,000. These shares were offered and sold to accredited investors pursuant to Rule 506 under Regulation D. We engaged in no general solicitation or advertising.

During the nine months ended December 31, 2017, we also issued a total of 1,850,784 shares of common stock to four lenders for debt converted of $41,789 including $40,000 of principal and $1,789 in accrued interest.

During the nine months ended December 31, 2017, we issued a total of 700,000 shares of common stock for a lock up agreement valued at $39,000 and for services valued at $228,000. During the nine months ended December 31, 2017, we recorded $11,083 to common stock payable and consulting services for the portion of 700,000 shares that were earned for consulting services. The shares were issued in February 2018. In January 2018, we also agreed to issue 52,500 shares of common stock in exchange for a ninety-day consulting agreement. The shares issued for services and for the lock-up agreement were not issued as part of a public offering but were instead part of privately negotiated transactions exempt under Section 4(a)(2) of the Securities Act of 1933.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017 formatted in Extensible Business Reporting Language (XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Right On Brands, Inc.

Date: February 20, 2018	By:	/s/ Daniel Crawford
Daniel Crawford
	Title:	Chief Executive Officer and Chief Financial Officer

