Form 10-K
period 2018-03-31
Right On Brands, Inc.
filed 2018-08-13
CIK 1580262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Fiscal Year Ended March 31, 2018

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from _________ to ________

Commission File Number: 000-55704

Right on Brands, Inc.
(Exact name of registrant as specified in its charter)

Nevada	45-1994478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1925 Century Park East, Suite 1380, Los Angeles, CA	90067
(Address of principal executive offices)	(Zip code)

(424) 259-3521 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act: Not Applicable

None	N/A
(Title of each class)	(Name of Exchange on which registered)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Approximately $14,026,717 as of September 30, 2017, using an average of bid and asked prices of $0.35 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 64,583,869 as of August 10, 2018.

PART I

Item 1. Business

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

Overview

Our business is conducted through our wholly-owned subsidiaries, Humbly Hemp, Endo Brands, and Humble Water Company. Humbly Hemp sells and markets a line of hemp enhanced snack foods. Humble Water Company is in a partnership with Springhill Water Co. to develop a line of High Alkaline, Natural Mineral Water, and a bottling and packaging facility. Endo Brands creates and markets a line of CBD consumer products and through ENDO Labs, a joint venture with Centre Manufacturing, creates white label products and formulations for CBD brands. Right On Brands is at the focus of health and wellness. We create lasting brands with emerging functional ingredients, and our focus right now is industrial hemp, hemp derived CBD, and high alkaline water.

Product Line

Phase 1 (Current Portfolio)

Humbly Hemp Snack Bar:

The Humbly Hemp Snack Bar is a first of its kind hemp powered superfood bar. Our bar is certified vegan, and gluten free. We manufacture in a TOP 12 allergen free facility so NO Soy, and NON-GMO’s. From the research we have done with the current products on the market, it will be hard to find another bar that has as many health benefits, to as many dietary segments.

It retails at $2.99.

Flavors:

•	Cocoa and Sea Salt
•	Cinnamon Date
•	Berry Vanilla

ENDO BRANDS:

Endo Water (launched February 2018):

ENDO Water is one of a kind Wellness drink. Structured Water, CBSs, and Omegas are some of the biggest wants in the health and wellness market. ENDO Water is created to “Fuel Mind and Body” targeted to increase the performance of the Endo-Cannabanoid System. The endocannabinoid system (ECS) is a group of endogenous cannabinoid receptors located in the mammalian brain and throughout the central and peripheral nervous systems, consisting of neuromodulatory lipids and their receptors. Our water is lightly flavored, almost an essence, and infused with CBDs (Cannabidiol). CBD IS NON PHSYCOACTIVE. Our proprietary blend is Sugar Free, Naturally Flavored, has a high PH level and has emulsified CBD for increased bioavailability.

*The name ENDO Water is in process of being trademarked.

ENDO Drops (launched April 2018):

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

☐

Manitoba Hemp Foods: Based in Canada, Manitoba looks to be the industry leader in this market. They have been selling hemp products since 1998 and have created a strong brand. They carry Hemp Hearts, Hemp Heart Bars, Hemp protein smoothies, Hemp protein powder, and Hemp oil.

☐	Evo Hemp: Evo is a boulder based Hemp bar company. They are one of the newer hemp brands in the market. They only offer bars in their product line.

☐	Nutiva: Nutiva is an organic superfood brand. They offer a wide range of products with, chia, red palm, coconut, and hemp. All of their products are non GMO, and USDA organic.

☐

Naturally Splendid: Naturally Splendid is a multifaceted biotechnology company developing, commercializing, producing, selling, and licensing an entirely new generation of hemp-derived, high quality, nutrient-dense Omega foods, nutritional food enhancers, and related products.

Our Potential Advantages

Our brands offer a new take on hemp products. Humbly Hemp snacks are positions to bring hemp into the daily routine of the “everyman”. Our branding and market position take the stigma and fear out of hemp, creating an approachable product for anyone to enjoy. ENDO Brands advantage in the market is our unique formulation, price point, high quality. We are one of the first in the CBD industry to have a testable, full spectrum CBD water product. Our in house formulator allows us to create our proprietary CBD ingredient and infuse our products at a fraction of the cost of other brands.

Marketing, Sales, and Distribution Strategies

Marketing Plan

Growth Hacking: we utilize growth hacking to launch our brand. We promote through all social media channels to build brand awareness for our initial products. The first of these attempts will be sending products to popular Bloggers, Vlogers, and social media celebrities, for promotion on their channels. These techniques cost very little, and are extremely effective for Internet businesses. We will also use Google AdWords to push the product through online advertisements and SEO.

Online Marketing: We tailor an online marketing campaign to attract the two market segments mentioned earlier in the target market segment. This position will assure that we are promoting to the most viable group of consumers.

Instagram: Our goal on IG for our brands is to build an obsessed fan base and an engaged community. Hemp education is a vital part of these channels, we utilize the new stories feature to show daily life at Right On Brands as well as unique info on our products and drive traffic to the Ecommerce store.

Twitter: The Key to twitter is communication. This will be the key to success on this social channel. The best twitter accounts today are ones that do not broadcast to the consumer, but engage the consumer with interesting content in the form of:

-	Questions/Surveys

-	Brand related news

-	Customer Service

-	Company News

-	Follower Engagement

Facebook: Facebook has gone from being a publishing channel for brands, to now a landing page of brand identity. We utilize Facebook as a cornerstone of our online identity. We will be careful about being “too promotional” and we will be aiming for content that people will share. To achieve this we will:

-	Plan Monthly Campaigns

-	Find Creative way to use consumer generated content

-	Invest In short catchy video content clips (Mini Ads)

-	Utilize Facebook Ads for major campaigns

Social Contests: We have regular Social Media Channel contests that span from our website to every single channel we have. These range from, Photo contest, video contests, cooking contests, etc. These types of contests really boosts followership, sharing and all drive traffic directly back to the landing page. They are relatively cheap and the prizes we will give away consist of actual product, lifestyle related products, and company marketing materials.

Analysis and Execution: We use Hootsuite to posts, and also analyze all of the social media channels. They are the industry leaders in the field, and it is an application that we have previous knowledge in.

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

Consumer Outreach & Education: The most important factor in the marketing of our products will be consumer education on the benefits of hemp. We use a page in our websites to promote this, and in our growth we will focus on this more and more. In the future we work on doing some co-branding with Hemp associations, Non Profit Groups that share our goals in keeping people and our planet healthy. Hemp History week is a big collaboration week for us. We have hosted pop ups, and plan on doing much more.

Sales Plan

Retail Distribution: Our partnership with Statewide distribution will give us a leg up on the competition out of the gate. The ability to get our products into so many stores in Southern California is a huge win for our brands. We focus on Southern California and scale our growth from there. We are quickly moving into Northern California, Nevada, Oklahoma, Texas, Missouri, and Colorado next.

Online Sales: Our website is extremely easy to use, and the process of making a purchase will is seamless. We worked with the best website designers to ensure that our marketplace is both beautiful and functional.

B2B Online Sales: The number of online health food stores and especially health food subscription boxes is growing every day. They are always looking for quality products to stock their stores and monthly boxes. We have worked with groups like Sensibox, Gramsly, to bring our products into people monthly boxes.

Manufacturing and Distribution

Humbly Hemp

We are currently producing the Humbly Hemp Snack Bar with a world class co packer.

Endo Water

We are currently having our proprietary recipe manufactured and packed at a facility in Las Vegas. This will allow us to effectively distribute it along the west coast before a national rollout, and we will be bringing on a second manufacturer soon.

Humble Water Co.

Our partnership in Montana with the Springhill Water Co. allows us to sell our amazing natural water directly from the source in Cut Bank, Montana, at the foothills of Glacier National Park. We are currently working towards building our own bottling facility on site to bring untouched-by-hands bottled natural water to our channels.

Joint Venture with Centre Manufacturing, Inc.

Effective June 19, 2018, we formed a new company, Endo & Centre Venture, LLC (“Endo & Centre”), for the purposes of carrying out a joint venture with Centre Manufacturing, Inc. (“Centre Manufacturing”), a food and beverage manufacturer. Through Endo & Centre, we plan to pursue the manufacture, marketing, and sales of private label food and beverages. Centre Manufacturing will carry out the product manufacturing and, through our subsidiary Endo Brands, Inc., we will focus on marketing and sales of private-label food and beverage products. The joint venture with Centre Manufacturing is governed by the Operating Agreement for Endo & Centre, which is filed herewith as Exhibit 10.1. Our subsidiary, Endo Brands, Inc., owns 51% of Endo & Centre, and Centre Manufacturing owns a 49% membership interest. Profits and losses for the company will be shared on a 50/50 basis. Endo & Centre will be jointly managed by our President and CEO, Daniel Crawford, and the head of Centre Manufacturing, Ashok Patel.

Item 1A. Risk Factors

Risks Related to Our Company and Business

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

Since we have limited operating history and limited revenues to date in our Humbly Hemp line of business, we may be unable to achieve or maintain profitability. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a newer enterprise.

We have limited financial resources and have generated limited revenues to date in our Humbly Hemp business. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by an emerging growth company starting a new business enterprise and the highly competitive environment in which we will operate. Since we have a limited operating history and lack a track record of consistent revenues in our Humbly Hemp business, we cannot assure you that our business will be profitable or that we will ever generate sufficient revenues to fully meet our expenses and totally support our anticipated activities.

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

We have hired Dr. Ashok Patel to be the Director of New Product Development for our company. His experience in natural oils will allow us to make a breadth of amazing product base off our ENDO Select Hemp Oil. His facility is currently batching our select hemp oil for co packer use. We have our Endo Water bottled at one facility. If this facility does not continue to work with us in the future, we maybe unable to produce any more product. We rely upon Bar One, a private label health bar company, to produce our primary current product, the Humbly Hemp Snack Bar, and some of our additional products. In addition, we rely on Bar One to process our product orders and to ensure fulfillment of all product orders in concert with a third party manufacturer. Our ability to grow our business and customer base will depend upon smoothly functioning relationships with our manufacturing and fulfillment partners and our ability to integrate their roles with our marketing and customer service operations. If we are unable to smoothly integrate these third party operations into our business, or if we are unable to establish and maintain strong relationships with these key outside parties, our ability to successfully deliver quality products to our customer in a timely manner will be adversely affected, and our ability to achieve profitability will be severely impaired.

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

Risks Related to Legal Uncertainty

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

The legal status of the main ingredient in our Endo Water line is uncertain.

Currently, even though many companies are selling food items enhanced with Cannabidiol (CBD), the legal status of CBD for use in food is uncertain. In July 2018, the Department of Public Health of the State of California issued a directive stating that CBD derived from industrial hemp, as is used in products like our ENDO Water line, is not approved for use in human or pet food. If this position is adopted by other states in the future, it could significantly harm our business, financial condition, and results of operations. Furthermore, the Food and Drug Administration has also not declared CBD Generally Recognized As Safe (GRAS) and, as such, it could issue a directive similar to the one issued by the State of California

Risks Related to Our Common Stock

Because we do not expect to pay dividends for the foreseeable future, investors seeking cash dividends should not purchase our common stock.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. Accordingly, investors must rely on sales of their own common stock after price appreciation, which may never occur, as the only way to realize their investment. Investors seeking cash dividends should not purchase our common stock.

If we undertake future offerings of our common stock, shareholders will experience dilution of their ownership percentage.

Generally, existing shareholders will experience dilution of their ownership percentage in the company if and when additional shares of common stock are offered and sold. In the future, we may be required to seek additional equity funding in the form of private or public offerings of our common stock. In the event that we undertake subsequent offerings of common stock, your ownership percentage, voting power as a common shareholder, and earnings per share, if any, will be proportionately diluted. This may, in turn, result in a substantial decrease in the per-share value of your common stock.

Because FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock, investors may not be able to sell their stock should they desire to do so.

In addition to the "penny stock" rules described below, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity in our common stock. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder's ability to resell shares of our common stock.

Because we are subject to the “Penny Stock” rules, the level of trading activity in our stock may be reduced.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges or quoted on Nasdaq). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are at 1925 Century Park East, Suite 1380, Los Angeles, CA 90067.

The property is sufficient for our current business size.

Item 3. Legal Proceedings

We are not currently party to any material legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted under the symbol “RTON” on the OTCQB tier of the over-the-counter electronic quotation system operated by OTC Markets Group, Inc. The following tables set forth the range of high and low prices for our common stock for the each of the periods indicated as reported by the OTC Markets quotation system. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ended March 31, 2018

Quarter Ended	High $	Low $
March 31, 2018	0.65	0.182
December 31, 2017	0.42	0.1751
September 30, 2017	0.731	0.30
June 30, 2017	0.745	0.40

Fiscal Year Ended March 31, 2017

Quarter Ended	High $	Low $
March 31, 2017	0.89	0.30
December 31, 2016	0.80	0.35
September 30, 2016	0.80	0.0575
June 30, 2016	0.19	0.045

On July 20, 2018, the last sales price per share of our common stock was $0.1399

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of August 10, 2018, we had 64,583,869 shares of our common stock issued and outstanding, held by approximately 89 shareholders of record.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Fiscal Year Ended March 31, 2018 Compared to Fiscal Year Ended March 31, 2017

During the year ended March 31, 2018, we generated revenue of $9,343. Our cost of goods sold was $7,424, resulting in gross profit of $1,919. We incurred total operating expenses of $800,691, consisting of consulting fees of $315,468, general and administrative expenses of $199,910, legal and professional fees of $73,773, executive compensation of $83,042, advertising and promotion costs of $75,987, and depreciation and amortization of $24,600. In addition, we incurred interest expense of $5,374. Our net loss for the year ended March 31, 2018 was $804,147.

By comparison, during the year ended March 31, 2017, we generated revenue of $587. We incurred total operating expenses of $166,151, consisting of general and administrative expenses of $44,097, legal and professional fees of $46,722, executive compensation of $30,000, advertising and promotion costs of $24,582, depreciation and amortization of $20,000, and consulting fees of $750. In addition, we incurred interest expense of $2,264 and a loss on extinguishment of debt in the amount of $2,770,451. The loss on extinguishment of debt reflects the issuance common stock in exchange for outstanding debt of $129,549. Our net loss for the year ended March 31, 2017 was $2,938,279.

Our expenses increased during the year ended March 31, 2018, as compared to the prior year, largely as a result of increased costs for compensation and marketing and sales. As we continue with the development and marketing of our new health food and planned bottled water products, we expect that our expenses, as well as our revenues, will increase significantly over the current fiscal year.

Liquidity and Capital Resources

As of March 31, 2018, we had current assets in the amount of $1,305,966, consisting of cash in the amount of $47,506, accounts receivable of $2,897, prepaid expenses – current portion of $16,546, inventory of $14,044, deposits of $2,000, and prepaid stock compensation – current portion of $16,546. The figure for prepaid stock compensation reflects the value of shares issued as compensation for services to be rendered after the March 31, 2018 fiscal year.

As of March 31, 2018, we had current liabilities of $68,223, consisting of convertible debts, net of discounts, in the amount of $46,890, accounts payable of $16,711, and accrued interest of $4,622.

We have funded our operations to date through the issuance of common stock in offerings exempt under Rule 506, as well as through the issuance of convertible notes:

•	During the year ended March 31, 2018, we issued a total of 4,025,000 shares of common stock to fifteen investors for proceeds of $445,000. As of March 31, 2018, we had yet to issue one investor 50,000 shares which were subscribed for $10,000, resulting in a recorded $10,000 common stock payable at fiscal year-end.

•	On November 21, 2017, we received $20,000 in financing under a convertible promissory note. The unsecured note bears interest at 6% per annum and is due on May 21, 2018. This note is convertible at $0.20 per share and can be converted on or before the maturity date.

•	Subsequent to the reporting period, On April 27, 2018, we received $125,000 in financing from investor Alain Salem under a Convertible Promissory Note. The Note bears interest at a rate of twelve percent (12%) per year, and is due in six months. The Note is convertible to shares of our common stock at a price equal to 50% of the market price. Market price for purposes of the Note is defined as the average of the two lowest trading prices for our common stock in the twenty trading days preceding the conversion date. Conversions by the noteholder are limited such that no conversion may be made to the extent that the shares held by the noteholder following the conversion would exceed 9.99% of our issued an outstanding common stock.

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

Off Balance Sheet Arrangements

As of March 31, 2018 there were no off balance sheet arrangements.

Going Concern

We have experienced recurring losses from operations and had an accumulated deficit of $4,100,945 as of March 31, 2018. To date, we have not been able to produce sufficient sales to become cash flow positive and profitable on a consistent basis. The success of our business plan during the next 12 months and beyond will be contingent upon generating sufficient revenue to cover our costs of operations and/or upon obtaining additional financing. For these reasons, our auditor has raised substantial doubt about our ability to continue as a going concern.

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

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Right On Brands, Inc. and its wholly owned subsidiaries (Humbly Hemp, Inc., Endo Brands, Inc. and Humble Water Company). Intercompany accounts and transactions have been eliminated upon consolidation.

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

Inventory

Inventories are stated at the lower of cost (average cost) or market (net realizable value). Inventory consists of raw materials, work in process inventory and finished goods inventory of $0, $0 and $14,044, respectively as of March 31, 2018. Inventory consists of raw materials, work in process inventory and finished goods inventory of $26,144, $0 and $0, respectively as of March 31, 2017.

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

Long-lived Assets

The Company's long-lived assets and other assets (consisting of property and equipment) are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360," Property, Plant, and Equipment", and FASB ASC Topic 205 " Presentation of Financial Statements ". The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management's estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through March 31, 2018 and 2017, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company's products or services will continue, which could result in an impairment of long-lived assets in the future.

Stock Based Compensation

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 505-50. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

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

Revenue was recorded when the products were shipped to the customers.

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

Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2018 and 2017 the fair value of cash and accounts payable, approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-2	Consolidated Balance Sheets as of March 31, 2018 and March 31, 2017;
F-3	Consolidated Statements of Operations for the years ended March 31, 2018 and 2017;
F-4	Consolidated Statement of Stockholders’ Equity (Deficit) for the years ended March 31, 2018 and 2017;
F-5	Consolidated Statements of Cash Flows for the years ended March 31, 2018 and 2017
F-6	Notes to the Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Right On Brands, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Right On Brands, Inc. (the “Company”) as of March 31, 2018 and March 31, 2017 and the related consolidated statements of operations, stockholders’ (deficit), and cash flows for each of the years in the two-year period ended March 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and March 31, 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ AMC Auditing

AMC Auditing

We have served as the Company’s auditor since 2017

Las Vegas, Nevada

August 10, 2018

RIGHT ON BRANDS, INC.
formerly known as HEALTHTALK LIVE, INC.
CONSOLIDATED BALANCE SHEETS

	March31,	March 31,
	2018	2017

ASSETS
Current assets
Cash	$47,506	$130,787
Accounts receivable	2,897	-
Prepaid expense - current portion	16,546	8,833
Prepaid stock compensation - current portion	1,222,973	-
Inventory	14,044	26,144
Deposit	2,000	2,000
Total current assets	1,305,966	167,764

Non-current assets
Property and equipment, net pf depreciation	12,237	13,159
Intangible assets, net of amortization	870	1,024
Prepaid expense, net of current portion	93,681	-
Prepaid stock compensation, net of current portion	1,635,484	-
Total non-current assets	1,742,272	14,183

Total assets	$3,048,238	$181,947

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$16,711	$10,154
Accrued executive compensation	-	9,869
Accrued interest payable	4,622	3,927
Convertible debt, net of discount	46,890	68,000
Total current liabilities	68,223	91,950

Total liabilities	68,223	91,950

Stockholders' equity (deficit)
Series A Preferred stock; 10,000,000 shares authorized of $.001 par value;	5,000	5,000
5,000,000 and 5,000,000 shares issued March 31, 2018 and 2017, respectively
Common stock; par value $.001; 100,000,000 shares authorized
63,543,869 and 50,215,585 shares issued March 31, 2018 and 2017, respectively	63,544	50,216
Additional paid-in capital	6,513,979	2,867,580
Common stock payable	474,000	464,000
Accumulated deficit	(4,100,945)	(3,296,799)
Total Right On Brands stockholders' (deficit)	2,955,578	89,997
Noncontrolling interest	24,437	-
Total stockholders' equity (deficit)	2,980,015	89,997

Total liabilities and stockholders' equity (deficit)	$3,048,238	$181,947

See Accompanying Notes to Financial Statements.

RIGHT ON BRANDS, INC.
formerly known as HEALTHTALK LIVE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended	Year ended
	March 31,	March 31,
	2018	2017

Revenue	$9,343	$587
Cost of goods sold	7,424	-
Gross profit	1,919	587

Operating expenses
Depreciation and amortization	24,600	20,000
General and administrative	199,910	44,097
Advertising and promotion	75,987	24,582
Legal and professional	73,773	46,722
Executive compensation	83,042	30,000
Consulting	315,468	750
Inventory impairment	15,225	-
Research and development	12,686	-
Total operating expenses	800,691	166,151

Other expenses
Interest expense	(5,374)	(2,264)
Loss on extinguishment of debt	-	(2,770,451)
Total other expenses	(5,374)	(2,772,715)

Net loss including noncontrolling interest	(804,146)	(2,938,279)

Net (loss) attributable to noncontrolling interest	-	-

Net loss attributable to Right On Brands, Inc.	$(804,146)	$(2,938,279)

Loss per share
Basic and diluted loss per share	$(0.01)	$(0.07)

Basic and diluted weighted average shares outstanding	54,781,653	40,793,184

See Accompanying Notes to Financial Statements.

RIGHT ON BRANDS, INC.
formerly known as HEALTHTALK LIVE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

					Additional				Total
					Paid	Common			Stockholders'
	Preferred Shares		Common Shares		In	Stock	Accumulated	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Interest	(Deficit)
Balance, March 31, 2016	-	$-	32,577,585	$32,578	$243,180	$-	$(358,520)	$-	$(82,762)

Issuance of common stock for cash	-	-	40,000	40	2,560	-	-	-	2,600

Issuance of common stock for acquisition	5,000,000	5,000	12,048,000	12,048	(78,610)				(61,562)

Issuance of common stock for debt settlement	-	-	4,200,000	4,200	2,431,800	464,000	-	-	2,900,000

Issuance of common stock for cash	-	-	1,350,000	1,350	268,650	-	-	-	270,000

Net loss	-	-	-	-	-	-	(2,938,279)	-	(2,938,279)

Balance, March 31, 2017	5,000,000	$5,000	50,215,585	$50,216	$2,867,580	$464,000	$(3,296,799)	$-	$89,997

Issuance of common stock for cash	-	-	4,025,000	4,025	430,975	10,000	-	-	445,000

Conversion of debt to common stock	-	-	1,850,784	1,851	39,938	-	-	-	41,789

Issuance of common stock for services	-	-	7,452,500	7,452	3,195,923	-	-	-	3,203,375

Beneficial conversion feature on convertible debt	-	-	-	-	4,000	-	-	-	4,000

Noncontrolling interest	-	-	-	-	(24,437)	-	-	24,437	-

Net loss	-	-	-	-	-	-	(804,146)	-	(804,146)

Balance, March 31, 2018	5,000,000	$5,000	63,543,869	$63,544	$6,513,979	$474,000	$(4,100,945)	$24,437	$2,980,015

See Accompanying Notes to Financial Statements.

RIGHT ON BRANDS, INC.
formerly known as HEALTHTALK LIVE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended	Year ended
	March 31,	March 31,
	2018	2017

Cash flows (used in) operating activities
Net loss	$(804,146)	$(2,938,279)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	24,600	20,000
Loss on extinguishment of debt	-	2,770,451
Amortization of prepaid stock compensation	344,917	-
Amortization of debt discount	2,890	-
(Increase) decrease in assets
Accounts receivable	(2,897)	-
Prepaid expense	(101,393)	(8,833)
Inventory	12,100	(26,144)
Deposit	-	(2,000)
Increase (decrease) in liabilities
Accounts payable	6,557	5,271
Accrued interest payable	2,484	2,263
Accrued executive compensation	(9,869)	5,000

Net cash (used in) operating activities	(524,757)	(172,271)

Cash flows (used in) investing activities
Purchase intangible assets	-	(1,024)
Purchase automobile	(13,596)	-
Purchase tenant improvements	(8,606)	(2,528)
Purchase office equipment	(1,322)	(1,780)

Net cash (used in) investing activities	(23,524)	(5,332)

Cash flows provided by financing activities
Cash acquired at merger	-	18,971
Proceeds from due to officers	-	16,850
(Repayments) on due to officers	-	(3,050)
Proceeds from convertible debt	20,000	-
Proceeds from issuances of common stock	445,000	272,600

Net cash provided by financing activities	465,000	305,371

Increase (decrease) in cash	(83,281)	127,768

Cash-beginning of period	130,787	3,019

Cash-end of period	$47,506	$130,787

Supplemental cash flow information

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Non-cash investing and financing activities
Accounts payable assigned to former officers and directors	$-	$10,000
Convertible debt converted into common stock	$41,789	$129,549

See Accompanying Notes to Financial Statements.

RIGHT ON BRANDS, INC.

Formerly known as HEALTHTALK LIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Formation and Business Activity

HealthTalk Live, Inc. was formed on April 1, 2011 in the State of Nevada and operations commenced immediately. On August 10, 2017, the Company amended is articles of incorporation and changed its name to Right On Brands, Inc. (“Right On Brands”)(“the Company”)

Right On Brands formerly HealthTalk Live, Inc. was created to spread the importance of natural health and wellness throughout North America and the world. Since inception, the website HealthTalkLive.com has received visitors from North America, Canada, South America, Europe, Asia and Australia. With its soon-to-be-launched real-time interactive website, HealthTalkLive.com anticipates becoming one of the primary information websites available in the world. In partnership with naturopathic practitioners, dieticians and medical doctors, HealthTalkLive.com strives to provide healthy options for all, whether taking prescription drugs or preferring a total, natural health approach to well-being. Information is disseminated through the live chat forum, reference center, news, E-newsletters and email. This provides for a common sense approach to health and wellness, diet, exercise, cleanses and complete regimens, all created individually based upon each person’s unique requirements.

During the year ended March 31, 2017, the Company acquired Humbly Hemp, Inc. as a wholly owned subsidiary and now operates in two segments in accordance with accounting guidance Financial Accounting Standards Board (“FASB”) ASC Topic 280, Segment Reporting. Our Chief Executive Officer has been identified as the chief operating decision maker as defined by FASB ASC Topic 280.

1.	SUMMARY OF BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Acquisition of Humbly Hemp, Inc.

Effective September 9, 2016, our former majority shareholders of Right On Brands, Inc. (“Right On Brands”), Johnie M. Yawn and Vicki L. Yawn transferred 22,800,000 of their shares of Right on Brands’ common stock to Daniel Crawford for a purchase price of $125,000 and pursuant to a Stock Purchase Agreement between the parties. The purchase price was paid by Mr. Crawford in the form of Secured Promissory Note (the “Note”) in favor of Dr. and Mrs. Yawn. The Note is due in full on or before December 9, 2016 and bears no interest except in case of default. The Note is secured, by a pledge of the shares purchased, under the terms of a Securities Pledge Agreement (the “Pledge”) between the parties. As a result of this transaction, a change in control of the company has occurred, and Mr. Crawford is the owner of approximately 70% of the issued and outstanding common stock of Right On Brands. In connection with the change in control, Mr. Crawford was appointed as our new sole officer and director. In the event of Mr. Crawford’s future uncured default under the Note, Dr. and Mrs. Yawn would be entitled to foreclose on the shares purchased pursuant to the terms of the Pledge. There are no other arrangements known to the company, the operation of which may, at a subsequent date, result in a change in control of the registrant.

On October 1, 2016, Right On Brands entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Humbly Hemp, Inc., a private Nevada corporation (“Humbly Hemp”), and our subsidiary formed for the purposes of the transaction, Humble Merger Sub, Inc. (the “Merger Sub”). Pursuant to the Merger Agreement, Humbly Hemp merged with and into the Merger Sub, which resulted in Humbly Hemp becoming our wholly-owned subsidiary (the “Acquisition”). Humbly Hemp is a start-up company planning to offer a line of energy and snack bars featuring all-natural hemp and other healthy ingredients. Going forward, we intend to continue developing the business of Humbly Hemp, as well as our existing line of business. The sole officer, director, and controlling shareholder of Humbly Hemp was our own CEO and controlling shareholder, Daniel Crawford.

In addition, pursuant to the terms and conditions of the Merger Agreement:

-	The holders of all of the common stock of Humbly Hemp issued and outstanding immediately prior to the closing of the Acquisition exchanged their shares on a pro-rata basis for a total of 12,048,000 shares newly-issued shares of Right on Brands’ common stock.

1.	SUMMARY OF BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Acquisition of Humbly Hemp, Inc. (continued)

-	Daniel Crawford, the holder of 10,000,000 shares of Series A Preferred Stock in Humbly Hemp, exchanged all of his shares of preferred stock in Humbly Hemp for 5,000,000 shares of our newly-designated Series A Preferred Stock in Right On Brands. Our new Series A Preferred Stock is convertible to Right On Brands’ common stock at a rate of five (5) shares for every share held and votes together with our common stock at a rate of sixteen (16) votes for every share held. The Series A Preferred Stock ranks equally, on an as-converted basis, to our common stock with respect to rights upon winding up, dissolution, or liquidation. The Series A Preferred Stock does not have any special dividend rights.

-	Right On Brands assumed certain outstanding Convertible Promissory Notes issued by Humbly Hemp, and agreed that such notes shall be convertible to Right On Brands’ common stock at the same prices, and on the same terms and conditions, as set forth therein.

Upon the closing of the share exchange with the Right On Brands and Humbly Hemp, Humbly Hemp will become a wholly owned subsidiary of the Company. The acquisition will be treated as a business combination. However, since Humbly Hemp was owned and controlled by Daniel Crawford, an officer and director of the Company, the assets will not be adjusted to fair value and will carry over as book value.

The Company may be subject to segment reporting in accordance with ASC 280-10 in future filings.

Addition of New Wholly Owned Subsidiary, Humble Water Company

On May 11, 2017, the Company formed a wholly owned subsidiary, Humble Water Company. (“Humble”) Humble was formed to handle the joint venture with Spring Hill Water Co. As of March 31, 2018, the Company has invested $101,470 in the joint venture and no significant activity has occurred during the year ended March 31, 2018.

Addition of New Wholly Owned Subsidiary, Endo Brands, Inc.

On June 27, 2017, the Company formed a wholly owned subsidiary, Endo Brands, Inc. (“Endo”). Endo Brands will have products in the CBD and hemp oil marketplace. During the year ended March 31, 2018, the Company launched Endo Water, a wellness drink that is infused with CBD.

1.	SUMMARY OF BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Right On Brands, Inc. and its wholly owned subsidiaries and majority owned business (Humbly Hemp, Inc., Endo Brands, Inc., Humble Water Company and Springhill Water Co). Intercompany accounts and transactions have been eliminated upon consolidation.

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

Inventory

Inventories are stated at the lower of cost (average cost) or market (net realizable value). Inventory consists of raw materials, work in process inventory and finished goods inventory of $0, $0 and $14,044, respectively as of March 31, 2018. Inventory consists of raw materials, work in process inventory and finished goods inventory of $26,144, $0 and $0, respectively as of March 31, 2017.

Use of Estimates

The preparation of consolidated statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

1.	SUMMARY OF BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-lived Assets

The Company’s long-lived assets and other assets (consisting of property and equipment) are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360,” Property, Plant, and Equipment”, and FASB ASC Topic 205 “ Presentation of Financial Statements “. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through March 31, 2018 and 2017, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

Stock Based Compensation

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 505-50. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

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

Revenue was recorded when the products were shipped to the customers.

1.	SUMMARY OF BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company is subject to income taxes in the U.S. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. In accordance with FASB ASC Topic 740, “Income Taxes,” the Company provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The Company accounts for income tax under the provisions of FASB ASC Topic 740, “Income Taxes”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the consolidated financial statements or tax returns. Deferred income taxes are recognized for all significant temporary differences between tax and consolidated financial statements bases of assets and liabilities. Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2018 and 2017 the fair value of cash and accounts payable, approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

1.	SUMMARY OF BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments (continued)

Convertible Instruments (contined)

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

Recent Accounting Pronouncements

The Company has evaluated new accounting pronouncements that have been issued and are not yet effective for the Company and determined that there are no such pronouncements expected to have an impact on the Company’s future consolidated financial statements.

2.	GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended March 31, 2018, the Company had an accumulated deficit of approximately $4,100,000, had net losses of approximately $804,000, and net cash used in operating activities of approximately $525,000, with approximately $9,000 revenue earned, and a lack of operational history. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.	PREPAID EXPENSE

As of March 31, 2018 and 2017, the Company had prepaid expenses totaling $110,227 and $8,833, respectively. For 2018, the prepaid expenses consist of prepaid lease and prepaid inventory. The prepaid expenses will be amortized based on life of the lease and when the inventory is received. For 2017, the prepaid expenses consist of prepaid insurance.

	As of March 31, 2018	As of March 31, 2017

Prepaid expense – current	$16,546	$8,833
Prepaid expense – non current	93,681	-

Ending Balance	$110,227	$8,833

4.	PROPERTY AND EQUIPMENT

	As of March 31, 2018	As of March 31, 2017

Website development	$88,965	$88,965
Automobile	13,596	-
Studio and office equipment	26,966	25,644
Tenant improvements	11,135	2,528

	140,662	117,138
Less: accumulated depreciation and amortization	(128,425)	(103,979)

Ending Balance	$12,237	$13,159

Depreciation and amortization expense for the years ended March 31, 2018 and 2017 were $24,600 and $20,000, respectively.

5.	NONCONTROLLING INTEREST

Investments in partnerships, joint ventures and less-than-majority-owned subsidiaries in which we have significant influence are accounted for under the equity method.

As of March 31, 2018, the Company’s consolidated financial statements includes a venture for the development of a commercial bottled water operation near Browning, Montana. The new venture will be operated through Spring Hill Water Company, LLC, a Nevada limited liability company (“Spring Hill”). Spring Hill is 49% owned by our newly-formed subsidiary corporation, Humble Water Company, and 51% owned by Doore, LLC. Doore, LLC, which will serve as the Manager of Spring Hill, has contributed the land and water source to be used in the new operation through a Land & Water Lease Agreement under which Spring Hill will have the use of 2 acres of land and no less than 5 acre-feet of water for an initial term of 25 years and at a lease rate of $1 per year. Through Humble Water Company, our initial capital contribution to Spring Hill will be approximately $100,000 to be used in commencing operations. In addition, we have committed to provide additional capital to be used for a bottling facility and equipment, in an amount up to $530,000, within the next 3 years. Should we fail to provide this additional capital within the next 3 years, our ownership percentage in Spring Hill will be reduced from 49% to 20%. Although we hold a minority ownership percentage in Spring Hill, we will have voting control over the company with 75% of the voting membership units. Further, 100% of the losses, expenditures, and deductions from Spring Hill will be allocated to our subsidiary, Humble Water Company. The activity of Spring Hill is accounted for under the voting interest method and we consolidate 100% of the business activity and record 25% of noncontrolling interest on the balance sheet and 0% of the net losses based on the terms of the agreement. As of March 31, 2018, we recorded noncontrolling interest of $24,437.

As of March 31, 2018, our total investment into Spring Hill to date was $101,470. During the year ended March 31, 2018, there have been no significant operations or expenditures in the joint venture except for the amortization of the rent on the prepaid lease.

6.	CONVERTIBLE DEBT

During September 2016, the Company agreed to allow four unrelated noteholders holding a total of $129,549 in debt to convert into 5,000,000 shares of common stock which is a conversion rate of approximately $0.03 per share. There is no maturity date and no interest rate. The debt was acquired from John and Vicki Yawn, former officers and former majority shareholders of the Company.

During October 2016, the Company extinguished $129,549 of debt in exchange for 5,000,000 shares of newly issued common stock. A total of 4,200,000 shares were issued to three of the four noteholders. As of December 31, 2016, the remaining balance of 800,000 shares of common stock, which is due to one noteholder, is recorded in common stock payable at the fair value of the common stock of $464,000. The Company recorded a loss on extinguishment of debt of $2,770,451. As of March 31, 2018, none of the shares have not been issued and included in the balance of common stock payable.

6.	CONVERTIBLE DEBT (CONTINUED)

The Company acquired convertible debt from the acquisition of Humbly Hemp as described above.

On February 1, 2016, the Company issued a convertible promissory note with an entity for $5,000. The unsecured note bears interest at 8% per annum and is due on January 31, 2017. This note is convertible at $0.01 per share and can be converted on or before the maturity date. The Company and lender mutually agreed to extend the maturity date of the note to March 10, 2017. During the year ended March 31, 2018, the entire principal amount was converted into 500,000 shares of common stock.

On February 8, 2016, the Company issued a convertible promissory note with an entity for $8,000. The unsecured note bears interest at 8% per annum and is due on February 7, 2017. This note is convertible at $0.02 per share and can be converted on or before the maturity date. The Company and lender mutually agreed to extend the maturity date of the note to March 10, 2017. During the year ended March 31, 2018, the entire balance of principal amount of $8,000 and accrued interest of $822 and was converted into 441,118 shares of common stock.

On April 11, 2016, the Company issued a convertible promissory note with an entity for $10,000. The unsecured note bears interest at 8% per annum and is due on February 7, 2017. This note is convertible at $0.01 per share and can be converted on or before the maturity date. The Company and lender mutually agreed to extend the maturity date of the note to March 10, 2017. During the year ended March 31, 2018, the principal amount of $7,000 was converted into 700,000 shares of common stock.

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

On July 13, 2016, the Company issued a convertible promissory note with an entity for $20,000. The unsecured note bears interest at 6% per annum and is due on January 13, 2017. This note is convertible at $0.10 per share and can be converted on or before the maturity date. The Company and lender mutually agreed to extend the maturity date of the note to April 30, 2017. During the year ended March 31, 2018, the entire balance of principal amount of $20,000 and accrued interest of $967 and was converted into 209,666 shares of common stock.

On November 21, 2017, the Company issued a convertible promissory note with an entity for $20,000. The unsecured note bears interest at 6% per annum and is due on May 21, 2018. This note is convertible at $0.20 per share and can be converted on or before the maturity date.

6.	CONVERTIBLE DEBT (CONTINUED)

During the year ended March 31, 2018 interest expense was $5,374 including amortization of debt discount of $2,889. As of March 31, 2018, the balance of accrued interest was $4,622.

During the year ended March 31, 2017 interest expense was $2,264. As of March 31, 2017, the balance of accrued interest was $3,927.

7.	DUE TO FORMER OFFICERS

During the six months ended September 30, 2016, John and Vicki Yawn, former officers and former majority shareholders of the Company, were repaid $3,050 and loaned the Company an additional $13,850, resulting in a net balance due them of $129,549. During September 2016, John and Vicki Yawn sold their debt of $129,549 to four noteholders and there was a remaining balance of $0 due to them as of September 30, 2016. (See Note 6)

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

The Company had no potential additional dilutive securities outstanding for the years ended March 31, 2018 and 2017, except for the 650,000 and 2,350,000, respectively, shares of common stock from the convertible debt.

8.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	Year Ended March 31, 2018	Year Ended March 31, 2017

Net loss attributable to the common stockholders	$(804,147)	$(2,938,279)

Basic weighted average outstanding shares of common stock	54,781,653	40,793,184
Dilutive effect of common stock equivalent	-	-
Diluted weighted average common stock and common stock equivalents	54,781,653	40,793,184

Earnings (loss) per share:
Basic and diluted	$(0.01)	$(0.07)

9.	STOCKHOLDERS’ EQUITY

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

Common Stock

During the year ended March 31,2017, the Company issued a total of 40,000 shares of common stock to one investor for cash of $2,600.

On October 1, 2016, the Company issued 12,048,000 shares of common stock for the acquisition of Humbly Hemp, Inc.

9.	STOCKHOLDERS’ EQUITY (CONTINUED)

On October 17, 2016, the Company issued a total of 4,200,000 shares of common stock to three lenders for the extinguishment of debt. There was 800,000 shares recorded to common stock payable and the shares will be issued upon request from the noteholder. The principal amount of the debt was $129,549 and the loss on extinguishment was $2,770,451.

During the year ended March 31, 2017, the Company issued a total of 1,350,000 shares of common stock to eight investors for cash of $270,000.

During the year ended March 31, 2018, the Company issued a total of 4,025,000 shares of common stock to fifteen investors for cash of $445,000. As of March 31, 2018, the Company has to issue an investor a total of 50,000 shares and $10,000 were recorded to common stock payable.

During the year ended March 31, 2018, the Company issued a total of 1,850,784 shares of common stock to four lenders for debt converted of $41,789 including $40,000 of principal and $1,789 in accrued interest.

During the year ended March 31, 2018, the Company issued a total of 7,452,500 shares of common stock for a lock up agreement of $39,000 and for services of $3,164,375. During the year ended March 31, 2018, the Company recorded $305,918 of consulting services and the balance of prepaid stock compensation of $2,858,457.

During the year ended March 31, 2018, the Company recorded $4,000 to additional paid in capital for the beneficial conversion feature on the convertible debt.

10.	INCOME TAXES

The provision (benefit) for income taxes for the years ended March 31, 2018 and 2017 assumes a 20% and 34%, respectively, effective tax rate for federal income taxes.

	March 31, 2018	March 31, 2017

Current tax provision:
Federal	$(160,000)	$(57,000)
State	(1,000)	(1,000)
Taxable income – Federal and State	$(800,000)	$(168,000)

Deferred tax provision	$161,000	$58,000

10.	INCOME TAXES

The Company had deferred income tax assets as of March 31, 2018 and 2017 are as follows:

	March 31, 2018	March 31, 2017

Loss carryforwards	$309,000	$148,000
Less – valuation allowance	(309,000)	(148,000)
Total net deferred tax assets	$--	$--

The Company provided a valuation allowance equal to the deferred income tax assets for the fiscal years ended March 31 2018 and 2017, respectively, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

At March 31, 2018, the Company had approximately $309,000 in federal and state tax loss carryforwards that can be utilized in future periods to reduce taxable income, and begin to expire in 2027. Pursuant to Internal Revenue Code Section 382, the future utilization of our net operating loss carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.

The Company did not identify any material uncertain tax positions on tax returns that will be filed. The fiscal years ended March 31, 2018, 2017, 2016, 2015, 2014 and 2013 are open for potential examination.

11.	SUBSEQUENT EVENTS

On April 6, 2018, the Company sold 40,000 units consisting of 40,000 shares of common stock, 40,000 warrants with an exercise price of $0.75 and 40,000 warrants with an exercise price of $1.25 in exchange for cash of $10,000. The warrants are exercisable at any time for a period of 2 years.

On April 16, 2018, the Company entered into an operating agreement with Centre Manufacturing, Inc. (“Centre”) and agreed to form an LLC. The LLC will be owned 51% by the Company and 49% owned by Centre, but all income and losses will be split evenly. The owner of Centre is shareholder of the Company. On June 19, 2018, the Company formed a majority owned subsidiary, Endo & Centre Venture LLC.

On April 26, 2018, the Company executed a convertible promissory note for $125,000 with a lender that is a shareholder of the Company. The note bears interest at 12% per annum with default interest at 24% per annum and is due in 6 months. The note is convertible at a discount of 50% of the market price based on the average of the two lowest daily trading prices over the last 20 day trading period.

On June 1, 2018, the Company sold 1,000,000 shares of common stock for $50,000. In addition, the investor will get the right to purchase 100,000 shares of Series B Preferred Stock. As of the date of this filing, the designation has not been determined. Additionally, in the event a business combination between the Company and American Midwest Distributors, LLC (“AMD”) does not close within 6 months, then the investor will receive 1,000,000 shares of common stock as a penalty.

On June 11, 2018, the Company loaned an officer of AMD a total of $50,000. The funds were repaid and any interest earned was waived.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending March 31, 2018.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended March 31, 2018. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2018 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of March 31, 2018, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending March 31, 2019: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of August 10, 2018.

Name	Age	Present Positions
Daniel Crawford	27	President, Chief Executive Officer, Chief Financial Officer, and sole Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Daniel Crawford – President, Chief Executive Officer, Chief Financial Officer and sole Director

Mr. Crawford has worked with both large and small brands, and has had experience launching a consumer packaged goods company in early stages. During his time in business development with Revolver Brewing in Dallas, Texas, he grew the business by over 100% percent and learned while wearing many hats for the organization. In this environment, he gained a lot of knowledge in consumer packaged goods and worked with major retailers like Kroger, Whole Foods, HEB, and Albertson's.

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

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by the Company to become directors or executive officers.

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

When evaluating director nominees, our directors consider the following factors:

-The appropriate size of our Board of Directors;

-Our needs with respect to the particular talents and experience of our directors;

-The knowledge, skills and experience of nominees, including experience in finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board;

-Experience in political affairs;

-Experience with accounting rules and practices; and

-The desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new Board members.

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

Code of Ethics

As of March 31, 2018, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Currently, our sole executive officer, Daniel Crawford, receives a base salary of $72,000 per year under an employment contract dated April 1, 2017. The original term of the agreement was one year, but it renews for successive one year terms in the absence of any other action by the company or the executive. Any bonus compensation is at the discretion of the board, or the compensation committee.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended March 31, 2018 and March 31, 2017.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Daniel Crawford, CEO,	2018	$83,042	-0-	-0-	-0-	-0-	-0-	-0-	$83,042
CFO, and Director	2017	$30,000	-0-	-0-	-0-	-0-	-0-	-0-	$30,000
George W. Carter,	2018	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
former officer	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Johnnie Yawn,	2018	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
former officer	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Vickie Yawn,	2018	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
former officer	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Narrative Disclosure to the Summary Compensation Table

Our sole executive officer received, or was accrued, the cash compensation set forth above.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of March 31, 2018.

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

Employment Agreements with Current Management

Currently, our sole executive officer, Daniel Crawford, receives a base salary of $72,000 per year under a year-to-year employment contract dated April 1, 2017. Any bonus compensation is at the discretion of the board, or the compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of July 13, 2018, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly. The voting power shown is based on a total of 143,583,869 shares, consisting of 63,583,869 shares of common stock issued and outstanding, and 80,000,000 votes that may be cast by holders of our Series A Preferred Stock. Class ownership percentages for the class of common stock are based on 88,583,869 shares, consisting of 63,583,869 shares of common stock and 25,000,000 of common stock issuable upon conversion of all shares of our Series A Preferred Stock.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership		Percent of class	Percent Voting Power
Common	Daniel Crawford 2667 32nd St. Santa Monica, CA 90405	48,507,536	(1)	54.76%	72.09%
Common	Total all executive officers and directors	48,507,536		54.76%	72.09%

Common	Other 5% Shareholders
	None.
Series A Preferred Stock	Daniel Crawford 2667 32nd St. Santa Monica, CA 90405	5,000,000		100%	100%

________

(1) Consists of 23,507,536 shares of common stock and 5,000,000 shares of Series A Preferred Stock convertible to 25,000,000 shares of common stock. Shares of Series A preferred stock vote on a 16 for 1 basis.

As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

The persons named above have full voting and investment power with respect to the shares indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

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

2. Our sole executive officer, Daniel Crawford, receives a base salary of $72,000 per year under an employment contract dated April 1, 2017. The original term of the agreement was one year, but it renews for successive one year terms in the absence of any other action by the company or the executive. Any bonus compensation is at the discretion of the board, or the compensation committee.

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

Year Ended:	Audit Services	Audit Related Fees	Tax Fees	Other Fees
March 31, 2018	$14,046	n/a	n/a	n/a
March 31, 2017	$33,097	n/a	n/a	n/a

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

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a) Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b) Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Certificate of Designation for Series A Preferred Stock (2)
3.3	Articles of Merger with name change (8)
3.4	Bylaws (1)
10.1	Merger Agreement with Humbly Hemp, Inc. (2)
10.2	Commercial Lease Agreement (3)
10.3	Operating and Management Agreement of Spring Hill Water Company, LLC (4)
10.4	Employment Agreement with Daniel Crawford (5)
10.5	Broker / Company Agreement with Sunshine Specialties(6)
10.6	Contract Packing Agreement with Alkame Water, Inc.(7)
10.7	Convertible Promissory Note dated April 27, 2018 (9)
10.8	Operating Agreement for Endo & Centre, LLC (10)
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended March 31, 2018 formatted in Extensible Business Reporting Language (XBRL).
101.INS	XBRL Instance Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.SCH	XBRL Taxonomy Extension Schema

_________

(1)	Incorporated by reference to Registration Statement on Form S-1 filed July 1, 2013.
(2)	Incorporated by reference to Current Report on Form 8-K filed October 5, 2016.
(3)	Incorporated by reference to Current Report on Form 8-K filed May 10, 2017.
(4)	Incorporated by reference to Current Report on Form 8-K filed June 1, 2017.
(5)	Incorporated by reference to Annual Report on Form 10-K filed July 14, 2017.
(6)	Incorporated by reference to Current Report on Form 8-K filed July 17, 2017
(7)	Incorporated by reference to Current Report on Form 8-K filed July 27, 2017
(8)	Incorporated by reference to Current Report on Form 8-K filed August 31, 2017
(9)	Incorporated by reference to Current Report on Form 8-K filed May 1, 2018
(10)	Incorporated by reference to Current Report on Form 8-K filed June 29, 2018
*	Filed herewith

**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Right on Brands, Inc.

August 10, 2018	By:	/s/ Daniel Crawford
Daniel Crawford
President, Chief Executive Officer, Chief Financial Officer, and Director

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

August 10, 2018	By:	/s/ Daniel Crawford
Daniel Crawford
President, Chief Executive Officer, Chief Financial Officer, and Director

