Form 10-Q
period 2018-06-30
Right On Brands, Inc.
filed 2018-10-29
CIK 1580262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

(323) 486-1809
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 66,583,863 common shares as of October 23, 2018.

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

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Our financial statements included in this Form 10-Q are as follows:

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2018 are not necessarily indicative of the results that can be expected for the full year.

3

RIGHT ON BRANDS, INC.
formerly known as HEALTHTALK LIVE, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	March 31,
	2018	2018
ASSETS

Current assets
Cash	$44,565	$47,506
Accounts receivable	51,992	2,897
Prepaid expense - current portion	10,902	16,546
Prepaid stock compensation - current portion	1,109,497	1,222,973
Inventory	61,437	14,044
Deposit	-	2,000
Total current assets	1,278,393	1,305,966

Non-current assets
Property and equipment, net pf depreciation	11,557	12,237
Intangible assets, net of amortization	819	870
Prepaid expense, net of current portion	92,676	93,681
Prepaid stock compensation, net of current portion	1,410,484	1,635,484
Total non-current assets	1,515,536	1,742,272

Total assets	$2,793,929	$3,048,238

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$43,153	$16,711
Accrued interest payable	7,945	4,622
Convertible debt, net of discount	131,589	46,890
Derivative liability	158,655	-
Total current liabilities	341,342	68,223

Total liabilities	341,342	68,223

Stockholders' equity (deficit)
Series A Preferred stock; 10,000,000 shares authorized of $.001 par value; 5,000,000 and 5,000,000 shares issued June 30, 2018 and March 31, 2018, respectively	5,000	5,000
Common stock; par value $.001; 100,000,000 shares authorized 64,583,869 and 63,543,869 shares issued June 30, 2018 and March 31, 2018, respectively	64,584	63,544
Additional paid-in capital	6,528,939	6,513,979
Common stock payable	519,000	474,000
Accumulated deficit	(4,689,120)	(4,100,945)
Total Right On Brands stockholders' (deficit)	2,428,403	2,955,578
Noncontrolling interest	24,184	24,437
Total stockholders' equity (deficit)	2,452,587	2,980,015

Total liabilities and stockholders' equity (deficit)	$2,793,929	$3,048,238

See accompanying notes to the financial statements.

RIGHT ON BRANDS, INC.
formerly known as HEALTHTALK LIVE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2018	2017

Revenue	$70,762	$503
Cost of goods sold	47,268	1,243
Gross profit	23,494	(740)

Operating expenses
Depreciation and amortization	731	5,000
General and administrative	39,776	47,369
Advertising and promotion	19,224	15,518
Legal and professional	7,826	9,002
Executive compensation	18,000	24,000
Consulting	338,476	-
Inventory impairment	64,889	-
Research and development	322	-
Total operating expenses	489,244	100,889

Other expenses
Interest expense	(177,758)	(750)
Change in fair value of derivative	55,080	-
Loss on extinguishment of debt	-	-
Total other expenses	(122,678)	(750)

Net loss including noncontrolling interest	(588,428)	(102,379)

Net (loss) attributable to noncontrolling interest	253	-

Net loss attributable to Right On Brands, Inc.	$(588,175)	$(102,379)

Loss per share
Basic and diluted loss per share	$(0.01)	$(0.00)

Basic and diluted weighted average shares outstanding	63,834,418	51,602,919

See accompanying notes to the financial statements.

RIGHT ON BRANDS, INC.
formerly known as HEALTHTALK LIVE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2018	2017

Cash flows (used in) operating activities
Net loss	$(588,175)	$(102,379)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	731	5,000
Amortization of prepaid stock compensation	338,476	-
Amortization of debt discount	63,274	-
Change in fair value of derivative	55,080	-
(Increase) decrease in assets
Accounts receivable	(49,095)	-
Prepaid expense	6,649	4,308
Inventory	(47,393)	(7,663)
Increase (decrease) in liabilities
Accounts payable	26,442	1,590
Accrued interest payable	5,070	750
Accrued executive compensation	-	(4,869)

Net cash (used in) operating activities	(188,941)	(103,263)

Cash flows (used in) investing activities
Purchase intangible assets	-	(51,470)
Purchase tenant improvements	-	(8,606)
Purchase office equipment	-	(1,322)

Net cash (used in) investing activities	-	(61,398)

Cash flows provided by financing activities
Proceeds from convertible debt	125,000	-
Proceeds from issuances of common stock	61,000	195,000

Net cash provided by financing activities	186,000	195,000

Increase (decrease) in cash	(2,941)	30,339

Cash-beginning of period	47,506	130,787

Cash-end of period	$44,565	$161,126

Supplemental cash flow information

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Non-cash investing and financing activities
Accounts payable assigned to former officers and directors	$-	$-
Convertible debt converted into common stock	$-	$121,191

See accompanying notes to the financial statements.

RIGHT ON BRANDS, INC.

Formerly known as HEALTHTALK LIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim unaudited condensed financial statements as of June 30, 2018 and 2017 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these condensed financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended March 31, 2018 filed with the SEC on form 10-K on August 13, 2018.

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

Inventory

Inventories are stated at the lower of cost (average cost) or market (net realizable value). Inventory consists of raw materials, work in process inventory and finished goods inventory of $14,909, $0 and $46,528, respectively.

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

Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2018 and March 31, 2018 the fair value of cash and accounts payable, approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

(UNAUDITED)

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended June 30, 2018, the Company had an accumulated deficit of approximately $4,689,000, had net losses of approximately $590,000, and net cash used in operating activities of approximately $189,000, with little revenue earned since inception, and a lack of operational history. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

RIGHT ON BRANDS, INC.

Formerly known as HEALTHTALK LIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	PROPERTY AND EQUIPMENT

	As of June 30, 2018	As of March 31, 2018

Website development	$88,965	$88,965
Automobile	13,596	13,596
Studio and office equipment	26,966	26,966
Tenant improvements	11,135	11,135

	140,662	140,662
Less: accumulated depreciation and amortization	(129,105)	(128,425)

Ending Balance	$11,557	$12,237

Depreciation and amortization expense for the three months ended June 30, 2018 and 2017 were $680 and $5,000, respectively.

4.	NONCONTROLLING INTEREST

Investments in partnerships, joint ventures and less-than-majority-owned subsidiaries in which we have significant influence are accounted for under the equity method.

As of June 30, 2018, the Company’s consolidated financial statements includes a venture for the development of a commercial bottled water operation near Browning, Montana. The new venture will be operated through Spring Hill Water Company, LLC, a Nevada limited liability company (“Spring Hill”). Spring Hill is 49% owned by our newly-formed subsidiary corporation, Humble Water Company, and 51% owned by Doore, LLC. Doore, LLC, which will serve as the Manager of Spring Hill, has contributed the land and water source to be used in the new operation through a Land & Water Lease Agreement under which Spring Hill will have the use of 2 acres of land and no less than 5 acre-feet of water for an initial term of 25 years and at a lease rate of $1 per year. Through Humble Water Company, our initial capital contribution to Spring Hill will be approximately $100,000 to be used in commencing operations. In addition, we have committed to provide additional capital to be used for a bottling facility and equipment, in an amount up to $530,000, within the next 3 years. Should we fail to provide this additional capital within the next 3 years, our ownership percentage in Spring Hill will be reduced from 49% to 20%. Although we hold a minority ownership percentage in Spring Hill, we will have voting control over the company with 75% of the voting membership units. Further, 100% of the losses, expenditures, and deductions from Spring Hill will be allocated to our subsidiary, Humble Water Company. The activity of Spring Hill is accounted for under the voting interest method and we consolidate 100% of the business activity and record 25% of noncontrolling interest on the balance sheet and 100% of the net losses based on the terms of the agreement. As of June 30, 2018, we recorded noncontrolling interest of $24,184.

RIGHT ON BRANDS, INC.

Formerly known as HEALTHTALK LIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of June 30, 2018, our total investment into Spring Hill to date was $101,470. During the three months ended June 30, 2018, there have been no significant operations or expenditures in the joint venture except for the amortization of the rent on the prepaid lease.

As of June 19, 2018, the Company formed a majority owned subsidiary, Endo & Centre, LLC and holds a 51% ownership. Centre Manufacturing, an entity owned and controlled by the current Chief Executive Officer, owns the remaining 49%. Profits and losses for the company will be shared on a 50/50 basis. Endo & Centre will be jointly managed by our Chairman, Daniel Crawford, and our President and CEO, Ashok Patel, who is also the head of Centre Manufacturing. As of June 30, 2018, our total investment into Endo & Centre to date was $-0-. During the three months ended June 30, 2018, there have been no significant operations or expenditures in the joint venture.

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

During October 2016, the Company extinguished $129,549 of debt in exchange for 5,000,000 shares of newly issued common stock. A total of 4,200,000 shares were issued to three of the four noteholders. As of December 31, 2016, the remaining balance of 800,000 shares of common stock, which is due to one noteholder, is recorded in common stock payable at the fair value of the common stock of $464,000. The Company recorded a loss on extinguishment of debt of $2,770,451. As of June 30, 2018, none of the shares have not been issued and included in the balance of common stock payable.

The Company acquired convertible debt from the acquisition of Humbly Hemp as described above.

On April 11, 2016, the Company issued a convertible promissory note with an entity for $10,000. The unsecured note bears interest at 8% per annum and is due on February 7, 2017. This note is convertible at $0.01 per share and can be converted on or before the maturity date. The Company and lender mutually agreed to extend the maturity date of the note to December 31, 2018. During the year ended March 31, 2018, the principal amount of $8,000 was converted into 800,000 shares of common stock. The principal balance was $2,000 as of June 30, 2018.

On July 7, 2016, the Company issued a convertible promissory note with an entity for $25,000. The unsecured note bears interest at 6% per annum and is due on January 7, 2017. This note is convertible at $0.10 per share and can be converted on or before the maturity date. The Company and lender mutually agreed to extend the maturity date of the note to December 31, 2018.

RIGHT ON BRANDS, INC.

Formerly known as HEALTHTALK LIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On November 21, 2017, the Company issued a convertible promissory note with an entity for $20,000. The unsecured note bears interest at 6% per annum and is due on May 21, 2018. This note is convertible at $0.20 per share and can be converted on or before the maturity date. The Company and lender mutually agreed to extend the maturity date of the note to December 31, 2018.

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

During the three months ended June 30, 2018 interest expense was $177,758. As of June 30, 2018, the balance of accrued interest was $7,945.

During the three months ended June 30, 2017 interest expense was $750.

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

The Company had additional dilutive securities outstanding for the three months ended June 30, 2018 and 2017, respectively, 450,000 and 550,000, respectively, shares of common stock from the convertible debt and 80,000 and -0- warrants.

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

RIGHT ON BRANDS, INC.

Formerly known as HEALTHTALK LIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Common Stock

During the three months ended June 30, 2018, the Company issued a total of 1,040,000 shares of common stock to two investors for cash of $60,000. The Company also issued 40,000 warrants exercisable at $0.75 and 40,000 warrants exercisable at $1.25 for two years. As of June 30, 2018, the Company has to issue three investors a total of 1,950,000 shares and $519,000 was recorded to common stock payable.

8.	RELATED PARTY

During the three months ended June 30, 2018, the Company purchased inventory from an entity owned and controlled by the current Chief Executive Officer of the Company totaling $76,946. As of June 30, 2018, the amount owed to this entity was $18,531 and is recorded in accounts payable.

During the three months ended June 30, 2018, the Company had executive compensation totaling $18,000 to the former Chief Executive Officer and the current Chairmain of the Board.

9.	SUBSEQUENT EVENTS

The Company reviewed material events subsequent to June 30, 2018. None were noted apart from the following:

•	The Company sold 666,666 shares of restricted common stock to a third party for cash of $20,000.

•	The Company obtained an extension on the due date until December 31, 2018 for a note payable of $20,000 that is owed to La Dolce.

•	The Company obtained an extension on the due date until December 31, 2018 for a note payable of $2,000 that is owed to La Dolce.

•	The Company obtained an extension on the due date until December 31, 2018 for a note payable of $25,000 that is owed to Crackerjack.

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

Twitter: The Key to twitter is communication. This will be the key to success on this social channel. The best twitter accounts today are ones that do not broadcast to the consumer, but engage the consumer with interesting content in the form of:

•	Questions/Surveys

•	Brand related news

•	Customer Service

•	Company News

•	Follower Engagement

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

Joint Venture with Centre Manufacturing, Inc.

Effective June 19, 2018, we formed a new company, Endo & Centre Venture, LLC (“Endo & Centre”), for the purposes of carrying out a joint venture with Centre Manufacturing, Inc. (“Centre Manufacturing”), a food and beverage manufacturer. Through Endo & Centre, we plan to pursue the manufacture, marketing, and sales of private label food and beverages. Centre Manufacturing will carry out the product manufacturing and, through our subsidiary Endo Brands, Inc., we will focus on marketing and sales of private-label food and beverage products. The joint venture with Centre Manufacturing is governed by the Operating Agreement for Endo & Centre, which is filed herewith as Exhibit 10.1. Our subsidiary, Endo Brands, Inc., owns 51% of Endo & Centre, and Centre Manufacturing owns a 49% membership interest. Profits and losses for the company will be shared on a 50/50 basis. Endo & Centre will be jointly managed by our Chairman, Daniel Crawford, and our President and CEO, Ashok Patel, who is also the head of Centre Manufacturing.

Results of Operations

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

During the three months ended June 30, 2018, we generated revenue of $70,762 and our cost of goods sold was $47,268, resulting in gross profit of $23,494. We incurred total operating expenses of $489,244. Interest expense of $177,758, and a gain of $55,080. Our net loss for the quarter was $588,175. By comparison, during the three months ended June 30, 2017, we generated revenue of $503, and our cost of goods sold was $1,243, resulting in gross loss of $740. We incurred operating expenses of $100,889 and interest expense of $750. We recorded a net loss of $102,379 for the three months ended $102,379.

Our revenues increased significantly compared to the same quarter last year due to increased product distribution and sales. Our operating expenses also increased significantly due primarily to consulting fees incurred in the amount of $338,476 and an inventory impairment of $64,889, with other expense items being roughly comparable.

We expect that our expenses, as well as our revenues, will continue to increase over the current fiscal year as we work to expand sales and distribution of our products.

Liquidity and Capital Resources

As of June 30, 2018, we had current assets in the amount of $1,278,393, consisting of cash in the amount of $44,565, accounts receivable of $51,992, current portion of prepaid expense in amount of $10,902, the current portion of prepaid stock compensation in the amount of $1,109,497, and inventory of $61,437. As of June 30, 2018, we had current liabilities of $341,342. The current liabilities consisted of accounts payable of $43,153, accrued interest payable of $7,945, convertible debt net of discount in the amount of $131,589, and a derivative liability of $158,655.

We have funded our operations to date through the issuance of common stock in offerings exempt under Rule 506, as well as through the issuance of convertible notes. During the quarter ended June 30, 2018:

•	We issued a total of 1,040,000 shares of common stock to two investors for total proceeds of $60,000, along with 40,000 warrants exercisable at $0.75 for two years and 40,000 warrants exercisable at $1.25 for two years. Further, we sold an additional 1,950,000 to three investors for total proceeds of $519,000. This stock was not issued as of June 30, 2018, resulting in a common stock payable.

•	On April 27, 2018, we received $125,000 in financing from investor Alain Salem under a Convertible Promissory Note. The Note bears interest at a rate of twelve percent (12%) per year, and is due in six months. The Note is convertible to shares of our common stock at a price equal to 50% of the market price. Market price for purposes of the Note is defined as the average of the two lowest trading prices for our common stock in the twenty trading days preceding the conversion date. Conversions by the noteholder are limited such that no conversion may be made to the extent that the shares held by the noteholder following the conversion would exceed 9.99% of our issued an outstanding common stock.

•	Subsequent to the reporting period, we sold an additional 666,666 shares of common stock to one investor for proceeds of $20,000.

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

Off Balance Sheet Arrangements

As of June 30, 2018, there were no off balance sheet arrangements.

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

Inventory

Inventories are stated at the lower of cost (average cost) or market (net realizable value). Inventory consists of raw materials, work in process inventory and finished goods inventory of $14,909, $0 and $46,528, respectively.

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

Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2018 and March 31, 2018 the fair value of cash and accounts payable, approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2018. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Ashok Patel and our Chief Financial Officer, A. David Youssefyeh. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2018.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

A smaller reporting company is not required to include this information. For a description of the risk factors applicable to our business and operations, please refer to our Annual Report on Form 10-K for the year ended March 31, 2018, filed with SEC on August 13, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We issued a total of 1,040,000 shares of common stock to two investors for total proceeds of $60,000, along with 40,000 warrants exercisable at $0.75 for two years and 40,000 warrants exercisable at $1.25 for two years. Further, we sold an additional 1,950,000 to three investors for total proceeds of $519,000. This stock was not issued as of June 30, 2018, resulting in a common stock payable.

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

Subsequent to the reporting period, we sold an additional 666,666 shares of common stock to one investor for proceeds of $20,000.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	Convertible Promissory Note ($125,000) issued April 27, 2018
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in Extensible Business Reporting Language (XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Right On Brands, Inc.

Date:	October 29, 2018

By:	/s/ Ashok Patel
Ashok Patel
Title:	Chief Executive Officer

Date:	October 29, 2018

By:	/s/ A. David Youssefyeh
A. David Youssefyeh
Title:	Chief Financial Officer

