Form 10-Q
period 2018-09-30
Right On Brands, Inc.
filed 2018-12-04
CIK 1580262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 66,583,863 common shares as of November 26, 2018.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

2

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of September 30, 2018 (unaudited) and March 31, 2018;
F-2	Consolidated Statements of Operations for the three and six months ended September 30, 2018 and 2017 (unaudited);
F-3	Statements of Cash Flows for the six months ended September 30, 2018 and 2017 (unaudited);
F-4	Notes to Condensed Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2018 are not necessarily indicative of the results that can be expected for the full year.

3

RIGHT ON BRANDS, INC.

formerly known as HEALTHTALK LIVE, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	March 31,
	2018	2018
ASSETS

Current assets
Cash	$18,540	$47,506
Accounts receivable	40,801	2,897
Prepaid expense	10,902	16,546
Prepaid stock compensation - current portion	997,997	1,222,973
Inventory	61,437	14,044
Deposit	-	2,000
Total current assets	1,129,677	1,305,966

Non-current assets
Property and equipment, net of depreciation	10,296	12,237
Intangible assets, net of amortization	768	870
Prepaid expense, net of current portion	92,676	93,681
Prepaid stock compensation, net of current portion	1,185,484	1,635,484
Total non-current assets	1,289,224	1,742,272

Total assets	$2,418,901	$3,048,238

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$53,441	$16,711
Accrued interest payable	12,420	4,622
Convertible debt, net of discount	154,190	46,890
Derivative liability	189,033	-
Total current liabilities	409,084	68,223

Total liabilities	409,084	68,223

Stockholders' equity (deficit)
Series A Preferred stock; 10,000,000 shares authorized of $.001 par value; 5,000,000 and 5,000,000 shares issued September 30, 2018 and March 31, 2018, respectively	5,000	5,000
Common stock; par value $.001; 100,000,000 shares authorized 64,583,869 and 63,543,869 shares issued September 30, 2018 and March 31, 2018, respectively	64,584	63,544
Additional paid-in capital	6,528,939	6,513,979
Common stock payable	519,000	474,000
Accumulated deficit	(5,131,890)	(4,100,945)
Total Right On Brands stockholders' (deficit)	1,985,633	2,955,578
Noncontrolling interest	24,184	24,437
Total stockholders' equity (deficit)	2,009,817	2,980,015

Total liabilities and stockholders' equity (deficit)	$2,418,901	$3,048,238

RIGHT ON BRANDS, INC.

formerly known as HEALTHTALK LIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Six Months Ended September 30, 2018	Six Months Ended September 30, 2017

Revenue	$24,810	$2,203	$95,610	$2,706
Cost of goods sold	16,532	649	63,800	1,892
Gross profit	8,278	1,554	31,810	814

Operating expenses
Depreciation and amortization	1,411	9,274	2,142	14,274
General and administrative	38,204	51,493	77,868	98,862
Advertising and promotion	6,165	20,867	25,386	36,385
Legal and professional	18,752	32,006	26,578	41,008
Executive compensation	-	22,162	18,000	46,162
Consulting	341,000	-	679,836	-
Inventory impairment	(12,160)	-	52,729	-
Research and development	15	-	337	-
Total operating expenses	393,387	135,802	882,876	236,691

Other expenses
Interest expense	(27,076)	(439)	(204,833)	(1,189)
Change in fair value of derivative	(30,378)	-	24,702	-
Loss on extinguishment of debt	-	-	-	-
Total other expenses	(57,454)	(439)	(180,131)	(1,189)

Net loss including noncontrolling interest	(442,563)	(134,687)	(1,031,197)	(237,066)

Net (loss) attributable to noncontrolling interest	-	-	253	-

Net loss attributable to Right On Brands, Inc.	$(442,563)	$(134,687)	$(1,030,944)	$(237,066)

Loss per share
Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Basic and diluted weighted average shares outstanding	64,583,869	53,167,456	64,204,758	52,389,462

RIGHT ON BRANDS, INC.

formerly known as HEALTHTALK LIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30, 2018	Six Months Ended September 30, 2017

Cash flows (used in) operating activities
Net loss	$(1,030,944)	$(237,066)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,142	14,274
Amortization of prepaid stock compensation	674,877	-
Derivative expense	88,590
Amortization of debt discount	107,191	-
Change in fair value of derivative	(24,702)	-
(Increase) decrease in assets
Accounts receivable	(37,904)	-
Prepaid expense	6,649	(13,669)
Inventory	(47,393)	(6,835)
Increase (decrease) in liabilities
Accounts payable	36,730	16,376
Accrued interest payable	7,798	1,189
Accrued executive compensation	-	(9,869)
Net cash (used in) operating activities	(216,966)	(235,600)

Cash flows (used in) investing activities
Purchase intangible assets	-	(101,470)
Deposits	2,000
Purchase fixed assets	-	(23,525)
Net cash (used in) investing activities	2,000	(124,995)

Cash flows provided by financing activities
Proceeds from convertible debt	125,000	-
Proceeds from issuances of common stock	61,000	245,000
Net cash provided by financing activities	186,000	245,000

Increase (decrease) in cash	(28,966)	(115,595)
Cash-beginning of period	47,506	130,787
Cash-end of period	$18,540	$15,192

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash investing and financing activities
Accounts payable assigned to former officers and directors	$-	$-
Convertible debt converted into common stock	$-	$121,191

RIGHT ON BRANDS, INC.

Formerly known as HEALTHTALK LIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim unaudited condensed financial statements as of September 30, 2018 and 2017 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these condensed financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended March 31, 2018 filed with the SEC on form 10-K on August 13, 2018.

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

Inventory

Inventories are stated at the lower of cost (average cost) or market (net realizable value). As of September 30, 2018 and June 30, 2018, inventory consisted of finished goods inventory of $61,437.

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

Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2018 and March 31, 2018 the fair value of cash and accounts payable, approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2018, the Company had an accumulated deficit of approximately $5,131,890, had net losses of approximately $1,030,944 for the six months ended September 30, 2018, with net cash used in operating activities of $216,966, with little revenue earned since inception and a lack of operational history. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

RIGHT ON BRANDS, INC.

Formerly known as HEALTHTALK LIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3. PROPERTY AND EQUIPMENT

	As of September 30, 2018	As of March 31, 2018

Website development	$88,965	$88,965
Automobile	13,596	13,596
Studio and office equipment	26,966	26,966
Tenant improvements	11,135	11,135

	140,662	140,662
Less: accumulated depreciation	(130,366)	(128,425)

Ending Balance	$10,296	$12,237

Depreciation expense for the six months ended September 30, 2018 and 2017 was $1,360 and $5,000, respectively.

The Company also has capitalized intangible assets consisting trademarks valued at a cost of $1,024 as of September 30, 2018 and March 31, 2018. Accumulated amortization as of September 30, 2018 and March 31, 2018 was $256 and $154, respectively.

NOTE 4. NONCONTROLLING INTEREST

Investments in partnerships, joint ventures and less-than-majority-owned subsidiaries in which we have significant influence are accounted for under the equity method.

As of June 30, 2018, the Company’s consolidated financial statements includes a venture for the development of a commercial bottled water operation near Browning, Montana. The new venture will be operated through Spring Hill Water Company, LLC, a Nevada limited liability company (“Spring Hill”). Spring Hill is 49% owned by our newly-formed subsidiary corporation, Humble Water Company, and 51% owned by Doore, LLC. Doore, LLC, which will serve as the Manager of Spring Hill, has contributed the land and water source to be used in the new operation through a Land & Water Lease Agreement under which Spring Hill will have the use of 2 acres of land and no less than 5 acre-feet of water for an initial term of 25 years and at a lease rate of $1 per year. Through Humble Water Company, our initial capital contribution to Spring Hill will be approximately $100,000 to be used in commencing operations. In addition, we have committed to provide additional capital to be used for a bottling facility and equipment, in an amount up to $530,000, within the next 3 years. Should we fail to provide this additional capital within the next 3 years, our ownership percentage in Spring Hill will be reduced from 49% to 20%. Although we hold a minority ownership percentage in Spring Hill, we will have voting control over the company with 75% of the voting membership units. Further, 100% of the losses, expenditures, and deductions from Spring Hill will be allocated to our subsidiary, Humble Water Company. The activity of Spring Hill is accounted for under the voting interest method and we consolidate 100% of the business activity and record 25% of noncontrolling interest on the balance sheet and 100% of the net losses based on the terms of the agreement. As of September 30, 2018, we recorded noncontrolling interest of $24,184.

As of September 30, 2018, our total investment into Spring Hill to date was $101,470. During the six months ended September 30, 2018, there have been no significant operations or expenditures in the joint venture except for the amortization of the rent on the prepaid lease.

RIGHT ON BRANDS, INC.

Formerly known as HEALTHTALK LIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 19, 2018, the Company formed a majority owned subsidiary, Endo & Centre, LLC and holds a 51% ownership. Centre Manufacturing, an entity owned and controlled by the current Chief Executive Officer, owns the remaining 49%. Profits and losses for the company will be shared on a 50/50 basis. Endo & Centre will be jointly managed by our Chairman, Daniel Crawford, and our President and CEO, Ashok Patel, who is also the head of Centre Manufacturing. As of September 30, 2018, our total investment into Endo & Centre to date was $-0-. During the six months ended September 30, 2018, there have been no significant operations or expenditures in the joint venture.

NOTE 5. CONVERTIBLE DEBT

During September 2016, the Company agreed to allow four unrelated noteholders holding a total of $129,549 in debt to convert into 5,000,000 shares of common stock which is a conversion rate of approximately $0.03 per share. There is no maturity date and no interest rate. The debt was acquired from John and Vicki Yawn, former officers and former majority shareholders of the Company.

During October 2016, the Company extinguished $129,549 of debt in exchange for 5,000,000 shares of newly issued common stock. A total of 4,200,000 shares were issued to three of the four noteholders. As of December 31, 2016, the remaining balance of 800,000 shares of common stock, which is due to one noteholder, is recorded in common stock payable at the fair value of the common stock of $464,000. The Company recorded a loss on extinguishment of debt of $2,770,451. As of September 30, 2018, none of the shares have not been issued and included in the balance of common stock payable.

The Company acquired convertible debt from the acquisition of Humbly Hemp as described above.

On April 11, 2016, the Company issued a convertible promissory note with an entity for $10,000. The unsecured note bears interest at 8% per annum and is due on February 7, 2017. This note is convertible at $0.01 per share and can be converted on or before the maturity date. The Company and lender mutually agreed to extend the maturity date of the note to December 31, 2018. During the year ended March 31, 2018, the principal amount of $8,000 was converted into 800,000 shares of common stock. The principal balance was $2,000 as of September 30, 2018.

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

During the six months ended September 30, 2018 interest expense was $204,833, which included derivative expense of $88,735 and amortization of debt discount of $107,191. As of September 30, 2018, the balance of accrued interest was $12,420.

During the six months ended September 30, 2017 interest expense was $1,189.

RIGHT ON BRANDS, INC.

Formerly known as HEALTHTALK LIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6. EARNINGS PER SHARE

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

As the Company incurred a loss for all periods presented, any convertible instruments would be anti-dilutive and were therefore excluded from earnings per share calculations.

NOTE 7. STOCKHOLDERS’ EQUITY

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

Common Stock

During the six months ended September 30, 2018, the Company issued a total of 1,040,000 shares of common stock to two investors for cash of $60,000. The Company also issued 40,000 warrants exercisable at $0.75 and 40,000 warrants exercisable at $1.25 for two years. As of September 30, 2018, the Company had an obligation to issue three investors a total of 1,950,000 shares, which resulted in $519,000 recorded as common stock payable.

NOTE 8. RELATED PARTY

During the six months ended September 30, 2018, the Company purchased inventory totaling $76,946 totaling $76,946.from an entity owned and controlled by the current Chief Executive Officer of the Company As of September 30, 2018, the amount owed to this entity was $18,531 and is recorded in accounts payable.

During the six months ended September 30, 2018, the Company had executive compensation totaling $18,000 to the former Chief Executive Officer and the current Chairman of the Board.

NOTE 9. SUBSEQUENT EVENTS

The Company reviewed material events subsequent to September 30, 2018. None were noted apart from the following:

-	The Company sold 666,666 shares of restricted common stock to a third party for cash of $20,000.
-	The Company issued 2,000,000 shares to a third party, of which 1,000,000 shares had previously been recorded as Stock Payable and 1,000,000 shares were issued as a negotiated adjustment to the purchase price since the Company was delinquent in its financials statement filings.
-	On November 1, 2018, the Company issued a convertible note in the amount of $165,000 in exchange for cash proceeds of $150,000, with an original issuance discount of $15,000. The note bears interest at 12% per annum, is due 9 months from the date of issuance, and converts into common stock at the rate of 65% of the average two lowest trading prices over the 20 day period prior to conversion.
-

On November 6, 2018 a majority of Company’s shareholders voted to amend the Articles of Incorporation to increase the number of authorized shares of common stock from 100,000,000 shares to 500,000,000 shares.

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

Results of Operations

Three and Six Months Ended September 30, 2018 Compared to Three and Six Months Ended September 30, 2017

During the six months ended September 30, 2018, we generated revenue of $95,610 and our cost of goods sold was $63,800, resulting in gross profit of $31,810. We incurred total operating expenses of $882,876, interest expense of $204,833, and a net loss of $1,030,944. By comparison, during the six months ended September 30, 2017, we generated revenue of $2,706 and our cost of goods sold was $1,892, resulting in gross profit of $814. We incurred operating expenses of $236,691, interest expense of $1,189 and we recorded a net loss of $237,066.

During the three months ended September 30, 2018, we generated revenue of $24,810 and our cost of goods sold was $16,532, resulting in gross profit of $8,278. We incurred total operating expenses of $393,387, interest expense of $27,076, a loss on change in the fair value of a derivative in the amount of $30,378, and a net loss of $442,563. By comparison, during the three months ended September 30, 2017, we generated revenue of $2,203 and our cost of goods sold was $649, resulting in gross profit of $1,554. We incurred operating expenses of $135,802, interest expense of $439 and we recorded a net loss of $134,687.

Our revenues increased significantly compared to the same periods last year due to increased product distribution and sales. Our operating expenses also increased significantly due primarily to consulting fees incurred in the amount of $679,836 and an inventory impairment of $52,729, with other expense items being roughly comparable.

We expect that our expenses, as well as our revenues, will continue to increase over the current fiscal year as we work to expand sales and distribution of our products.

Liquidity and Capital Resources

As of September 30, 2018, we had current assets in the amount of $1,129,677, consisting of cash in the amount of $18,540, accounts receivable of $40,801, current portion of prepaid expense in amount of $10,902, the current portion of prepaid stock compensation in the amount of $997,997, and inventory of $61,437. As of September 30, 2018, we had current liabilities of $409,084. The current liabilities consisted of accounts payable of $53,441, accrued interest payable of $12,420, convertible debt net of discount in the amount of $154,190, and a derivative liability of $189,033.

We have funded our operations to date through the issuance of common stock in offerings exempt under Rule 506, as well as through the issuance of convertible notes. During the period ended September 30, 2018:

•	We issued a total of 1,040,000 shares of common stock to two investors for total proceeds of $60,000, along with 40,000 warrants exercisable at $0.75 for two years and 40,000 warrants exercisable at $1.25 for two years. Further, we sold an additional 1,950,000 to three investors for total proceeds of $519,000. This stock was not issued as of June 30, 2018, resulting in a common stock payable.

•	On April 27, 2018, we received $125,000 in financing from investor Alain Salem under a Convertible Promissory Note. The Note bears interest at a rate of twelve percent (12%) per year, and is due in six months. The Note is convertible to shares of our common stock at a price equal to 50% of the market price. Market price for purposes of the Note is defined as the average of the two lowest trading prices for our common stock in the twenty trading days preceding the conversion date. Conversions by the noteholder are limited such that no conversion may be made to the extent that the shares held by the noteholder following the conversion would exceed 9.99% of our issued an outstanding common stock.

•	Subsequent to the reporting period, we sold an additional 666,666 shares of common stock to one investor for proceeds of $20,000.

•	Subsequent to the reporting period, we issued a issued a convertible note in the amount of $165,000 in exchange for cash proceeds of $150,000, with an original issuance discount of $15,000. The note bears interest at 12% per annum, is due 9 months from the date of issuance, and converts into common stock at the rate of 65% of the average two lowest trading prices over the 20 day period prior to conversion.

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

Off Balance Sheet Arrangements

As of September 30, 2018, there were no off balance sheet arrangements.

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

Inventory

Inventories are stated at the lower of cost (average cost) or market (net realizable value). Inventory consists of raw materials, work in process inventory and finished goods inventory valued at $61,437 and $14,044 as of September 30, 2018 and March 31, 2018, respectively.

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

Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2018 and March 31, 2018 the fair value of cash and accounts payable, approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2018. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Ashok Patel and our Chief Financial Officer, A. David Youssefyeh. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the period ended September 30, 2018.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Subsequent to the reporting period, we issued a issued a convertible note in the amount of $165,000 in exchange for cash proceeds of $150,000, with an original issuance discount of $15,000. The note bears interest at 12% per annum, is due 9 months from the date of issuance, and converts into common stock at the rate of 65% of the average two lowest trading prices over the 20 day period prior to conversion.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2018 formatted in Extensible Business Reporting Language (XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Right On Brands, Inc.

Date: December 3, 2018	By:	/s/ Ashok Patel
Ashok Patel
	Title:	Chief Executive Officer

Date: December 3, 2018	By:	/s/ A. David Youssefyeh
A. David Youssefyeh
	Title:	Chief Financial Officer

