Form 10-Q/A
period 2018-12-31
Right On Brands, Inc.
filed 2019-05-17
CIK 1580262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Explanatory Note

Company reviewed material events subsequent to December 31, 2018. None were noted apart from the following:  the following event was not a subsequent event as the Original note was dated November 1, 2018 and should not have been listed as a subsequent event.

2

3

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

4

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

Right On Brands, Inc.

Date: May 16, 2019	By:	/s/ Ashok Patel
	Name:	Ashok Patel
	Title:	Chief Executive Officer

Date: May 16, 2019	By:	/s/ A. David Youssefyeh
	Name:	A. David Youssefyeh
	Title:	Chief Financial Officer

