Form 10-K/A
period 2019-03-31
Right On Brands, Inc.
filed 2019-07-30
CIK 1580262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Fiscal Year Ended March 31, 2019

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from _________ to ________

Commission File Number: 000-55704

Right on Brands, Inc.
(Exact name of registrant as specified in its charter)

Nevada	45-1994478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3235 Skyline Dr, Suite 127, Carrollton, TX	75006
(Address of principal executive offices)	(Zip code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Approximately $3,229,755 as of September 30, 2018, based on the closing sale price of $0.08 per share on that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 137,670,407 as of July 24, 2019.

Documents Incorporated by Reference: None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Right On Brands, Inc. (the “Company”) for the year ended March 31, 2019, originally filed with the Securities and Exchange Commission (“SEC”) on July 26, 2019 (the “Original Filing”), for the purpose of including the eXtensible Business Reporting Language(“XBRL”) format, replacing the beneficial ownership of A. David Youssefyeh, Chief Financial Officer and director, to 4,000 shares of common stock disclosed in Item 12, and indicated on the cover page that we have (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) been subject to such filing requirements for the past 90 days.

The corrections referenced above are not material to the Company or its financial results for the year.

Except as specifically set forth herein, this Amendment No. 1 does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with the Company’s filings with the SEC subsequent to the Original Filing.

2

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer

*Filed herewith

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIGHT ON BRANDS, INC.

Date: July 30, 2019	By:	/s/ Ashok Patel
Ashok Patel
President, Chief Executive Officer, and Director

Date: July 30, 2019	By:	/s/ A.David Youssefyeh
A. David Youssefyeh
Chief Financial Officer and Director

4