Form 10-Q
period 2019-06-30
Right On Brands, Inc.
filed 2019-08-16
CIK 1580262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

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

(214) 736-7252
(Registrant's telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit). ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

As of August 14, 2019, there were 201,367,934 shares of common stock, par value $0.001 per share, outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Our financial statements included in this Form 10-Q are as follows:

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2019 are not necessarily indicative of the results that can be expected for the full year.

3

RIGHT ON BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	March 31,
	2019	2019

ASSETS

Current assets
Cash	$46,973	$90,883
Accounts receivable, net of allowance	20,525	24,184
Inventory	141,757	213,957
Total current assets	209,255	329,024

Non-current assets
Property and equipment, net of depreciation	25,871	27,451
Intangible assets, net of amortization	614	768
Right of use asset (Note 8)	125,400	-
Total non-current assets	151,885	28,219

Total assets	$361,140	$357,243

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$25,355	$66,689
Accrued interest payable	51,023	30,337
Lease liability, current (Note 8)	34,200	-
Notes payable	723,000	609,000
Convertible debt, net of discount	365,294	347,473
Derivative liability	932,736	1,034,939
Total current liabilities	2,131,608	2,088,438

Lease liability, non-current (Note 8)	91,200	-

Total liabilities	2,222,808	2,088,438

Stockholders' deficit
Series A Preferred stock; 10,000,000 shares authorized of $.001 par value; 5,000,000 and 5,000,000 shares issued June 30, 2019 and March 31, 2019, respectively	5,000	5,000
Common stock; par value $.001; 900,000,000 shares authorized 141,956,991 and 73,652,594 shares issued June 30, 2019 and March 31, 2019, respectively	141,957	73,653
Additional paid-in capital	8,823,967	8,295,767
Common stock payable	101,050	56,050
Accumulated deficit	(10,958,079)	(10,186,102)
Total Right On Brands stockholders' (deficit)	(1,886,105)	(1,755,632)
Noncontrolling interest	24,437	24,437
Total stockholders' deficit	(1,861,668)	(1,731,195)

Total liabilities and stockholders' deficit	$361,140	$357,243

The accompanying notes are an integral part of these interim consolidated financial statements.

RIGHT ON BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2019	2018

Revenue	$151,874	$70,762
Cost of goods sold	97,040	47,268
Gross profit	54,834	23,494

Operating expenses
Depreciation and amortization	1,734	731
General and administrative	142,156	39,776
Advertising and promotion	9,460	19,224
Legal and professional	46,151	7,826
Executive compensation	-	18,000
Consulting	8,500	338,476
Inventory impairment	-	64,889
Research and development	-	322
Total operating expenses	208,001	489,244

Other expenses
Interest expense	(290,781)	(177,758)
Loss on interest settlement	(8,693)
Change in fair value of derivative	(205,336)	55,080
Default penalty	(114,000)	-
Total other expenses	(618,810)	(122,678)

Net loss including noncontrolling interest	(771,977)	(588,428)
Net loss attributable to noncontrolling interest	-	253

Net loss attributable to Right on Brands, Inc.	$(771,977)	$(588,175)

Loss per share
Basic and diluted loss per share	$(0.01)	$(0.01)

Basic and diluted weighted average shares outstanding	82,801,514	63,834,418

The accompanying notes are an integral part of these interim consolidated financial statements.

RIGHT ON BRANDS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(unaudited)

									Total
					Additional	Common		Non	Stockholders'
	Preferred Shares		Common Shares		Paid In	Stock	Accumulated	controlling	Equity
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Interest	(Deficit)
Balance, March 31, 2018	5,000,000	$5,000	63,543,869	$63,544	$6,513,979	$474,000	$(4,100,945)	$24,437	$2,980,015

Issuance of common stock for cash	-	-	1,000,000	1,000	5,000	45,000	-	-	51,000

Issuance of common stock for cash and warrants	-	-	40,000	40	9,960	-	-	-	10,000

Net loss	-	-	-	-	-	-	(588,175)	(253)	(588,175)
Balance, June 30, 2018	5,000,000	$5,000	64,583,869	$64,584	$6,528,939	$519,000	$(4,689,120)	$24,184	$(2,452,587)

Balance, March 31, 2019	5,000,000	$5,000	73,652,594	$73,653	$8,295,767	$56,050	$(10,186,102)	$24,437	$(1,731,195)
Issuance of common stock for cash	-	-	1,250,000	1,250	23,750	45,000	-	-	70,000

Conversion of debt and interest to common stock	-	-	67,054,397	67,054	504,450	-	-	-	571,504

Net loss	-	-	-	-	-	-	(771,977)	-	(771,977)

Balance, June 30, 2019	5,000,000	$5,000	141,956,991	$141,957	$8,823,967	$101,050	$(10,958,079)	$24,437	$(1,861,668)

The accompanying notes are an integral part of these interim consolidated financial statements.

RIGHT ON BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2019	2018

Cash flows provided by (used in) operating activities
Net loss	$(771,977)	$(588,175)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,734	731
Amortization of prepaid stock compensation	-	338,476
Change in fair value of derivative	205,336	55,080
Amortization of debt discount	260,309	63,274
Fees for debt conversion	2,995	-
Loss on interest settlement	8,693	-
Default penalty	114,000	-
(Increase) decrease in assets
Accounts receivable	3,659	(49,095)
Prepaid expense	-	6,649
Inventory	72,200	(47,393)
Increase (decrease) in liabilities
Accounts payable	(41,334)	26,442
Accrued interest payable	30,475	5,070

Net cash (used in) operating activities	(113,910)	(188,941)

Cash flows from investing activities
Net cash from investing activities	-	-

Cash flows provided by financing activities
Proceeds from convertible debt	-	125,000
Proceeds from issuances of common stock	70,000	61,000

Net cash provided by financing activities	70,000	186,000

Decrease in cash	(43,910)	(2,941)

Cash-beginning of period	90,883	47,506

Cash-end of period	$46,973	$44,565

Non-cash investing and financing activities:
Right of use asset and liability, office lease (Note 8)	$136,800	$-
Recognition of right of use asset and lease liability	$11,400	$-
Convertible debt converted into common stock	$242,488	-
Penalty accrued as note payable	$114,000	$-
Accrued interest converted to common stock	$9,789	-

The accompanying notes are an integral part of these interim consolidated financial statements.

RIGHT ON BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim unaudited condensed financial statements and footnotes have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) on the same basis as the annual financial statements; and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these condensed financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended March 31, 2019 filed with the SEC on form 10-K/A on July 29, 2019.

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on the previously reported net loss.

Formation and Business Activity

Right on Brands, Inc. (“we” or “the Company” or “Right On Brands”) was incorporated under the laws of the State of Nevada on April 1, 2011, as HealthTalk Live, Inc. On August 10, 2017, the Company amended is articles of incorporation and changed its name to Right On Brands, Inc. On August 31, 2017 the Company common shares commenced trading under the new stock symbol OTC Pink: RTON. Right On Brands is a health and wellness focused company developing and marketing our brands.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided by the straight-line method over the useful lives of the related assets, from one to five years.

The cost of building the Company's website has been capitalized and amortized over a period of three years. Expenditures for minor enhancements and maintenance are expensed as incurred.

Inventory

Inventories are stated at the lower of cost (average cost) or market (net realizable value). As of June 30, 2019, and March 31, 2019, inventory consisted of the following:

	As of June 30, 2019	As of March 31, 2019

Raw materials	$6,843	$43,796
Work-in-process	30,611	30,611
Finished Goods	104,303	139,550
Ending Balance	$141,757	$213,957

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

Revenue Recognition

We recognize revenue when our performance obligation is satisfied. Our primary performance obligation (the distribution and sales of hemp products) is satisfied upon the shipment or delivery of products to our customers, which is also when control is transferred. The transfer of control of products to our customers is typically based on written sales terms that do not allow for a right of return after 30 days from the date of purchase.

Our products are sold for cash or on credit terms. Our credit terms, which are established in accordance with local and industry practices, typically require payment within 30 days of delivery, and may allow discounts for early payment. We estimate and reserve for our bad debt exposure based on our experience with past due accounts and collectability, the aging of accounts receivable and our analysis of customer data.

Income Taxes

The Company is subject to income taxes in the U.S. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. In accordance with the Financial Accounting Standards Board (FASB) ASC Topic 740, "Income Taxes," the Company provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The Company accounts for income tax under the provisions of FASB ASC Topic 740, "Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns. Deferred income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities. Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Fair Value of Financial Instruments

In accordance with the reporting requirements of ASC Topic 825, Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The Company does not have assets or liabilities measured at fair value on a recurring basis except its derivative liability.

Consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at the balance sheet dates, nor gains or losses reported in the statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held during the three months ended June 30, 2019 and 2018, except as disclosed.

Fair Value Measurement

The Company did not have any Level 1 or Level 2 assets and liabilities at June 30, 2019 and 2018. The derivative liabilities are Level 3 fair value measurements.

The following is a summary of activity of Level 3 liabilities during the fiscal quarter ended June 30, 2019:

Balance at March 31, 2019	$1,034,939
Additions to derivative liability for new debt	-
Reclass to equity upon conversion/cancellation	(307,539)
Change in fair value	205,336
Balance at June 30, 2019	$932,736

From time to time, the Company enters into convertible promissory note agreements (Note 5). These notes are convertible at a fraction of the stock closing price near the conversion date. Additionally, the conversion price, as well as other terms including interest rates, adjust if any future financings have more favorable terms. The conversion features of these notes meet the definition of a derivative which therefore requires bifurcation and are accounted for as a derivative liability.

The Company estimated the fair value of the conversion feature derivatives embedded in the convertible promissory notes based on assumptions used in the Black Scholes pricing model. At June 30, 2019 and March 31, 2019, the fair value of the derivative liabilities of convertible notes was estimated using the following weighted-average inputs: the price of the Company’s common stock of $0.0081 and $0.045, respectively; a risk-free interest rate ranging from 2.32% to 2.50%, and expected volatility of the Company’s common stock ranging from 307% to 478%, various estimated exercise prices, and terms under one year.

Convertible Instruments

The Company evaluates and account for conversion options embedded in convertible instruments in accordance with ASC Topic 815, Derivatives and Hedging Activities.

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

Earnings (Loss) Per Share

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

The Company had no potential additional dilutive securities outstanding at June 30, 2019, except as follows:

Potential additional
common stock
shares
Potentially dilutive security:
Preferred stock	25,000,000
Warrants	4,480,000
Options	8,000,000
Convertible debt	118,238,177
Potentially dilutive securities	155,718,177

No additional stock options or warrants were issued during the quarter ended June 30, 2019. A summary of the status of the Company’s option and warrant grants as of June 30, 2019 and the changes during the fiscal quarter then ended is presented below:

		Weighted-Average
	Shares	Exercise Price
Outstanding, March 31, 2019	12,480,000	$0.17
Granted	-	-
Exercised	-	-
Expired	-	-

Outstanding, June 30, 2019	12,480,000	$0.17
Options exercisable at June 30, 2019	12,480,000	$0.17

Recent Accounting Pronouncements

During the quarter ended June 30, 2019, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. This is a comprehensive new leases standard that amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the term of the lease. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). This standard became effective beginning April 1, 2019 at the inception of the Company’s office and warehouse lease (Note 8). The Company believes adoption of the standard did not have a material impact on our results of operations and financial condition.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern, which is dependent upon the Company's ability to obtain sufficient financing or establish itself as a profitable business. At June 30, 2019, the Company had an accumulated deficit of $10,958,079 and for the three months ended June 30, 2019 and 2018, the Company incurred net losses of $771,977 and $588,175, respectively.

The Company has had minimal revenue earned since inception and a lack of operational history. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. While the Company is attempting to generate greater revenues, the Company's cash position may not be significant enough to support the Company's daily operations. Management intends to raise additional funds by way of additional public and/or private offerings of its stock and/or debt and/or convertible debt. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company's ability to further implement its business plan and generate revenues.

The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

NOTE 3. PROPERTY AND EQUIPMENT

	As of June 30, 2019	As of March 31, 2019

Website development	$88,965	$88,965
Automobile	31,596	31,596
Studio and office equipment	5,957	5,957
Tenant improvements	11,135	11,135

	137,653	137,653

Less: accumulated depreciation	(111,782)	(110,202)

Ending Balance	$25,871	$27,451

Depreciation expense for the three months ended June 30, 2019 and 2018 was $1,580 and $680, respectively.

The Company also has capitalized intangible assets consisting trademarks valued at a cost of $1,024 as of June 30, 2019 and March 31, 2019. Accumulated amortization as of June 30, 2019 and March 31, 2019 was $410 and $256, respectively.

NOTE 4. NONCONTROLLING INTEREST

Investments in partnerships, joint ventures and less-than-majority-owned subsidiaries in which we have significant influence are accounted for under the equity method.

As of March 31, 2018, the Company's consolidated financial statements includes a venture for the development of a commercial bottled water operation near Browning, Montana. The new venture is operated through Spring Hill Water Company, LLC, a Nevada limited liability company ("Spring Hill"). Spring Hill is 49% owned by our newly-formed subsidiary corporation, Humble Water Company, and 51% owned by Doore, LLC. Doore, LLC, which serves as the manager of Spring Hill, has contributed the land and water source to be used in the new operation through a Land & Water Lease Agreement under which Spring Hill will have the use of 2 acres of land and no less than 5 acre-feet of water for an initial term of 25 years and at a lease rate of $1 per year. Through Humble Water Company, our initial capital contribution to Spring Hill was approximately $100,000 to be used in commencing operations. In addition, we have committed to provide additional capital to be used for a bottling facility and equipment, in an amount up to $530,000, by January 1, 2020. Should we fail to provide this additional capital, our ownership percentage in Spring Hill will be reduced from 49% to 20%. Although we hold a minority ownership percentage in Spring Hill, we will have voting control over the company with 75% of the voting membership units. Further, 100% of the losses, expenditures, and deductions from Spring Hill will be allocated to our subsidiary, Humble Water Company. The activity of Spring Hill is accounted for under the voting interest method and we consolidate 100% of the business activity and record 25% of noncontrolling interest on the balance sheet and 0% of the net losses based on the terms of the agreement. As of June 30, 2019, the noncontrolling interest was $24,437 in the accompanying consolidated financial statements.

As of June 30, 2019, our total investment into Spring Hill to date was $101,470. Since entering into the venture, there have been no significant operations or expenditures in the joint venture except for expensing the remainder of the prepaid lease due to the low likelihood of utilization.

NOTE 5. CONVERTIBLE DEBT

During October 2016, the Company extinguished $129,549 of debt in exchange for 5,000,000 shares of newly issued common stock. The original note had a maturity date of November 11, 2016 and no interest rate. A total of 4,200,000 shares were issued to three of the four noteholders. As of December 31, 2016, the remaining balance of 800,000 shares of common stock was pending issuance to one noteholder, so common stock payable of $474,000 was recorded in the accompanying consolidated statement of stockholders’ equity. As of July 2019, the shares are still pending issuance.

On April 11, 2016, the Company issued a convertible promissory note with an entity for $10,000. The unsecured note bears interest at 8% per annum and was due on February 7, 2017. This note is convertible at $0.01 per share and can be converted on or before the maturity date. The Company and lender mutually agreed to extend the maturity date of the note to March 10, 2017. During the years ended March 31, 2019 and 2018, after the note was in default, the principal amount of $1,000 and $7,000 was converted into 100,000 and 700,000 shares of common stock, respectively. See note 7.

On July 7, 2016, the Company issued a convertible promissory note with an entity for $25,000. The unsecured note bears interest at 6% per annum and is due on January 7, 2017. This note is convertible at $0.10 per share and can be converted on or before the maturity date. The Company and lender mutually agreed to extend the maturity date of the note to September 30, 2019.

On November 21, 2017, the Company issued a convertible promissory note with an entity for $20,000. The unsecured note bears interest at 6% per annum and was due on May 21, 2018 but was extended to September 30, 2019. This note is convertible at $0.20 per share and can be converted on or before the maturity date. See note 7.

At June 30, 2019, the Company's convertible promissory notes and related debt discount and derivative liability are summarized as follows:

	Gross	Gross amount	Net amounts	Corresponding
	amount	offset by	of liabilities	Derivative
Note holder	of liability	debt discount	presented	Balance

Noteholder 2	$82,500	$19,342	$63,158	$76,682
Noteholder 3	34,530	34,456	74	62,192
Noteholder 4	44,882	30,712	14,170	76,785
Noteholder 5	244,650	121,987	122,663	361,167
Noteholder 6	130,000	45,833	84,167	209,299
Noteholder 7	81,750	47,688	34,062	146,611
Other notes	47,000	-	47,000	-
	$665,312	$300,018	$365,294	$932,736

On February 12, 2019, Noteholder 1 submitted a notice of conversion for $125,000 principal and $11,250 accrued interest after the note was in default. The note terms provided a $3,000 daily fee for failure to deliver common stock prior to a deadline of two days after the conversion notice. The shares due under the conversion were not issued until May 8, 2019. Accordingly, an additional note payable of $135,000 was recorded as a penalty at March 31, 2019. An additional $114,000 was accrued as a penalty during the quarter ended June 30, 2019.

During the quarter ended June 30, 2019, Noteholders 2, 3, and 4 submitted notices of conversion for a portion of the principal and interest owing to them totaling $252,277. The conversions resulted in the settlement of $307,539 of the derivative liability, an $8,693 loss on settlement of interest payable, and the issuance of 67,054,397 shares of common stock.

The convertible debt held by noteholders 2 through 6 is also in default at June 30, 2019. At the noteholders’ discretion, if notice is given to the Company, additional penalties of approximately $227,000 would be due. As of August 14, 2019, the Company has not received notices of default from these noteholders.

These fiscal 2019 note agreements require a certain number of shares be reserved so that they are readily available for note conversion. As of June 30, 2019 and March 31, 2019, we had approximately 374 million shares and 398 million shares, respectively, of our common stock reserved or designated for future issuance upon conversion of outstanding convertible promissory notes. As of June 30, 2019, four notes had fewer shares reserved than required under the terms of the note agreements.

During the quarters ended June 30, 2019 and 2018, respectively, interest expense was $30,472 and $177,758. During the quarters ended June 30, 2019 and 2018, respectively, amortization of debt discount was $260,309 and $63,274.

NOTE 6. STOCKHOLDERS' EQUITY

Series A Preferred Stock

The Series A Preferred Stock is convertible to common stock at a rate of five shares for every share held and the holder(s) have the right to cast a total of fifty-percent (50%) plus one votes on all matters submitted to a vote of holder of the Company’s common stock. Our Series A Preferred Stock ranks equally, on an as-converted basis, to our common stock with respect to rights upon winding up, dissolution, or liquidation. Our Series A Preferred Stock does not have any special dividend rights.

On October 1, 2016, the Company issued 5,000,000 shares of our Series A Preferred Stock to Daniel Crawford in exchange for 10,000,000 shares of Series A Preferred Stock in Humbly Hemp.

Common Stock

During the three months ended June 30, 2019, the Company issued a total of 67,054,397 shares of common stock to three noteholders in connection with the settlement of principal and interest totaling $252,277.

During April and June 2019, the Company issued several subscription agreements for the purchase of common stock by various investors at a price ranging from $.005 to $.02. A total of 1,250,000 shares of common stock were issued during the quarter ended June 30, 2019 for cash proceeds received totaling $25,000. An additional 8,166,000 shares are to be issued; accordingly, common stock payable was recorded of $45,000 related to these shares.

NOTE 7. RELATED PARTY

During December 2017, the Company entered into a consulting agreement with Dr. Ashok Patel, our current CEO, to serve as Director of Product Development. Consideration for services under the agreement provided for the issuance of 700,000 shares of common stock of the Company at the time of execution of the agreement, and the following two anniversaries of the agreement. At June 30, 2019, the first anniversary shares have yet to be issued. Accordingly, they are reported in the accompanying consolidate statement of stockholders’ equity (deficit) as common stock payable.

The trustee of La Dulce Vita Trust (LDVT) is the aunt of Daniel Crawford, the Company’s Board of Directors Chairman. At June 30, 2019 and March 31, 2019, $474,000 is owed to LDVT reported in notes payable, and $22,000 is included in convertible debt on the accompanying consolidated balance sheets.

On April 16, 2018, the Company entered into an operating agreement with Centre Manufacturing, Inc. ("Centre") and formed an LLC owned 51% by the Company and 49% owned by Centre, but all income and losses will be split evenly. The owner of Centre is the CEO of the Company. On June 19, 2018, the Company formed a majority owned subsidiary, Endo & Centre Venture LLC. No significant activity has occurred during the quarters ending June 30, 2019 and 2018, respectively.

During the quarter ended June 30, 2019 and 2018, the Company purchased inventory totaling $3,484 and $76,946 from Centre, respectively. The Company owed Centre $0 and $18,531, respectively, at June 30, 2019 and March 31, 2019 which is included in accounts payable on the accompanying consolidated balance sheets.

NOTE 8. COMMITMENTS AND CONTINGENCIES

On April 1, 2019 the Company entered into an office and warehouse lease of approximately 5,700 square feet in Carrollton, Texas. At the inception of the lease, the Company adopted ASC 842 requiring the recording of assets and liabilities related to leases on the balance sheet. The Company records rent on straight-line basis over the terms of the underlying lease. Rent expense for the three months ended June 30, 2019 and June 30, 2018 was $11,865 and $0, respectively.

Aggregate future lease liability expense under ASC 842 are as follows:

Years Ending March 31,	Amount
2020	$34,200
2021	45,600
2022	45,600
$125,400

NOTE 9. SUBSEQUENT EVENTS

On July 17, 2019 we received a third tranche of funding from Noteholder 3 in connection with its 10% convertible note. The additional note totaled $22,500 and was issued with a warrant to purchase 750,000 shares of common stock at an exercise price of $0.05.

Subsequent to June 30, 2019 the Company issued 6,000,000 shares of common stock, at $0.005, for a total of $30,000 to several investors pursuant to subscription agreements.

During July 2019 the Company triggered an event of default on the convertible promissory note with Noteholder 4. As a result, 150% of the then outstanding principal balance of $44,882 became due immediately. Accordingly, a penalty of $22,441 was incurred.

Subsequent to June 30, 2019 the Company issued common stock for settlement of convertible debt as summarized below:

Noteholder	Shares Issued	Debt Converted

Noteholder 5	26,977,212	$113,980
Noteholder 7	7,081,679	35,444
Noteholder 4	5,305,040	20,000
Noteholder 3	7,815,000	7,815
	47,178,931	$177,239

Item 2. Management's Discussion and Analysis or Plan of Operation

We urge you to read the following discussion in conjunction with management’s discussion and analysis contained in our Annual Report on Form 10-K for the year ended March 31, 2019, as well as with our condensed financial statements and the notes thereto included elsewhere herein.

Company Overview

Our business is conducted through our wholly owned subsidiaries, Humbly Hemp, Endo Brands, and Humble Water Company. Humbly Hemp sells and markets a line of hemp enhanced snack foods. Humble Water Company is in a partnership with Springhill Water Co. to develop a line of High Alkaline, Natural Mineral Water, and a bottling and packaging facility. Endo Brands creates and markets a line of CBD consumer products and through ENDO Labs, a joint venture with Centre Manufacturing, creates white label products and formulations for CBD brands. Right On Brands is at the focus of health and wellness. We create lasting brands with emerging functional ingredients, and our focus right now is industrial hemp, hemp derived CBD, and high alkaline water.

Basis of Presentation of Financial Information

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business. At June 30, 2019, the Company had an accumulated deficit of $10,958,079 and for the three months ended June 30, 2019, incurred net losses of $771,977, as compared to $588,175 for the same period in 2018. Management expects that the Company will need to raise additional capital to sustain operations until such time as the Company can achieve profitability. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Significant Accounting Policies

There have been no changes from the Summary of Significant Accounting Policies described in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on July 29, 2019.

Note Conversions to Common Stock

During the quarter ended June 30, 2019 the Company received several notices of conversion from its noteholders as summarized here:

	Debt	Average Conversion	Shares
Noteholder	Converted	Price	Issued

Noteholder 2	$174,789	$0.005	32,730,413
Noteholder 3	40,470	$0.002	18,900,000
Noteholder 4	37,018	$0.002	15,423,984

Results of Operations

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

During the three months ended June 30, 2019, we generated revenue of $151,874 and our cost of goods sold was $97,040, resulting in gross profit of $54,834. We incurred total operating expenses of $208,001, interest expense of $290,781, and a net loss of $771,977. By comparison, during the three months ended June 30, 2018, we generated revenue of $70,762 and our cost of goods sold was $47,268, resulting in gross profit of $23,494. We incurred operating expenses of $489,244, interest expense of $177,758 and we recorded a net loss of $588,175.

Our revenues increased significantly compared to the same period last year due to increased product distribution and sales. Our operating expenses decreased significantly due primarily to lower consulting fees and a prior year inventory impairment, with other expense items being roughly comparable. However, this was offset by higher general and administrative expenses related to contract labor, commissions, insurance, lease and travel expenses.

We expect that our expenses, as well as our revenues, will continue to increase over the current fiscal year as we work to expand sales and distribution of our products.

Liquidity and Capital Resources

As of June 30, 2019, we had current assets in the amount of $209,255, consisting of cash in the amount of $46,973, accounts receivable of $20,525, and inventory of $141,757. As of June 30, 2019, we had current liabilities of $2,131,608. The current liabilities consisted of accounts payable of $25,355, accrued interest payable of $51,023, notes payable of $723,000, convertible debt net of discount in the amount of $365,294, and a derivative liability of $932,736.

We also entered into an office lease April 1, 2019 which resulted in a long-term asset and lease liabilities of $125,400 at June 30, 2019.

We have funded our operations to date through the issuance of common stock in offerings exempt under Rule 506, as well as through the issuance of convertible notes. During the three-month period ended June 30, 2019:

•	We issued a total of 1,250,000 shares of common stock to an investor for total proceeds of $25,000. An additional $45,000 was received from various investors for common stock to be issued.

•	Subsequent to the reporting period, we received additional financing of $25,000 under a convertible promissory note.

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

Off Balance Sheet Arrangements

As of June 30, 2019, there were no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2019. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Ashok Patel and our Chief Financial Officer, A. David Youssefyeh. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the period ended June 30, 2019, besides the addition of two Certified Public Accountants to assist with the bookkeeping and financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

A smaller reporting company is not required to include this information. For a description of the risk factors applicable to our business and operations, please refer to our Annual Report on Form 10-K/A for the year ended March 31, 2019, filed with SEC on July 29, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2019, we sold 9,416,000 shares of common stock for proceeds of $70,000. Of this amount, 8,166,000 shares, representing $45,000, had not been issued as of June 30, 2019 and were recorded as Stock Payable.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Materials from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2019 formatted in Extensible Business Reporting Language (XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Right On Brands, Inc.

Date: August 14, 2019	By:	/s/ Ashok Patel
	Name:	Ashok Patel
	Title:	Chief Executive Officer

Date: August 14, 2019	By:	/s/ A. David Youssefyeh
	Name:	A. David Youssefyeh
	Title:	Chief Financial Officer

