Form 10-Q
period 2019-09-30
Right On Brands, Inc.
filed 2019-11-18
CIK 1580262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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

As of November 14, 2019, there were 372,020,130 shares of common stock, par value $0.001 per share, outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of September 30, 2019 (unaudited) and March 31, 2019;

F-2	Consolidated Statements of Operations for the three and six months ended September 30, 2019 and 2018 (unaudited);

F-3	Consolidated Statements of Stockholders’ Equity (Deficit) for the six months ended September 30, 2019 and 2018 (unaudited);

F-4	Consolidated Statements of Cash Flows for the six months ended September 30, 2019 and 2018 (unaudited);

F-5	Notes to Consolidated Financial Statements (unaudited).

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2019 are not necessarily indicative of the results that can be expected for the full year.

3

RIGHT ON BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	March 31,
	2019	2019

ASSETS

Current assets
Cash	$21,893	$90,883
Accounts receivable, net of allowance	28,696	24,184
Inventory	244,715	213,957
Total current assets	295,304	329,024

Non-current assets
Property and equipment, net of depreciation	24,291	27,451
Intangible assets, net of amortization	614	768
Right of use asset (Note 8)	114,000	-
Total non-current assets	138,905	28,219

Total assets	$434,209	$357,243

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$84,524	$66,689
Accrued interest payable	37,316	30,337
Lease liability, current (Note 8)	22,800	-
Notes payable	723,000	609,000
Convertible debt, net of discount	193,347	347,473
Derivative liability	656,609	1,034,939
Total current liabilities	1,717,596	2,088,438

Lease liability, non-current (Note 8)	91,200	-

Total liabilities	1,808,796	2,088,438

Commitments and contingencies (Note 8)

Stockholders' deficit
Series A Preferred stock; 10,000,000 shares authorized of $.001 par value; 5,000,000 and 5,000,000 shares issued September 30, 2019 and March 31, 2019, respectively	5,000	5,000
Common stock; par value $.001; 900,000,000 shares authorized 320,103,763 and 73,652,594 shares issued September 30, 2019 and March 31, 2019, respectively	320,104	73,653
Additional paid-in capital	9,859,300	8,295,767
Common stock issuable	126,050	56,050
Accumulated deficit	(11,709,478)	(10,186,102)
Total Right On Brands stockholders' deficit	(1,399,024)	(1,755,632)
Noncontrolling interest	24,437	24,437
Total stockholders' deficit	(1,374,587)	(1,731,195)

Total liabilities and stockholders' deficit	$434,209	$357,243

The accompanying notes are an integral part of these interim consolidated financial statements.

RIGHT ON BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018

Revenue	$56,783	$24,810	$208,657	$95,610
Cost of goods sold	40,880	16,532	137,920	63,800
Gross profit	15,903	8,278	70,737	31,810

Operating expenses
Depreciation and amortization	1,579	1,411	3,313	2,142
General and administrative	95,674	38,204	237,830	77,869
Advertising and promotion	39,471	6,165	48,931	25,386
Legal and professional	85,776	18,752	131,927	26,578
Executive compensation	23,000	-	23,000	18,000
Consulting	23,355	341,000	31,855	679,836
Inventory impairment	-	(12,160)	-	52,729
Research and development	-	15	-	337
Total operating expenses	268,855	393,387	476,856	882,877

Other expenses
Interest expense	(199,123)	(27,076)	(489,904)	(204,833)
Loss on interest settlement	-	-	(8,693)	-
Change in fair value of derivative	108,698	(30,378)	(96,638)	24,702
Financing costs	(319,788)	-	(319,788)	-
Default penalty	(88,234)	-	(202,234)	-
Total other expenses	(498,447)	(57,454)	(1,117,257)	(180,131)

Net loss including noncontrolling interest	(751,399)	(442,563)	(1,523,376)	(1,031,198)

Net income attributable to noncontrolling interest	-	-	-	253

Net loss attributable to Right On Brands, Inc.	$(751,399)	$(442,563)	$(1,523,376)	$(1,030,945)

Loss per share
Basic loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Basic weighted average shares outstanding	218,604,170	64,583,869	151,073,887	64,204,758

The accompanying notes are an integral part of these interim consolidated financial statements.

RIGHT ON BRANDS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(unaudited)

	Preferred Shares		Common Shares		Additional Paid In	Common Stock	Accumulated	Noncontrolling	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Issuable	Deficit	Interest	(Deficit)

Balance, March 31, 2018	5,000,000	$5,000	63,543,869	$63,544	$6,513,979	$474,000	$(4,100,945)	$24,437	$2,980,015

Issuance of common stock for cash	-	-	1,000,000	1,000	5,000	45,000	-	-	51,000

Issuance of common stock for cash and warrants	-	-	40,000	40	9,960	-	-	-	10,000

Net loss	-	-	-	-	-	-	(1,030,945)	(253)	(1,031,198)

Balance, September 30, 2018	5,000,000	$5,000	64,583,869	$64,584	$6,528,939	$519,000	$(5,131,890)	$24,184	$(2,009,817)

Balance, March 31, 2019	5,000,000	$5,000	73,652,594	$73,653	$8,295,767	$56,050	$(10,186,102)	$24,437	$(1,731,195)

Issuance of common stock for cash	-	-	1,250,000	1,250	23,750	90,000	-	-	115,000

Conversion of debt and interest to common stock	-	-	245,201,169	245,201	1,515,683	(20,000)	-	-	1,740,884

Warrants issued as financing costs	-	-	-	-	24,100	-	-	-	24,100

Net loss	-	-	-	-	-	-	(1,523,376)	-	(1,523,376)

Balance, September 30, 2019	5,000,000	$5,000	320,103,763	$320,104	$9,859,300	$126,050	$(11,709,478)	$24,437	$(1,374,587)

The accompanying notes are an integral part of these interim consolidated financial statements.

RIGHT ON BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended	Six Months Ended
	September 30,	September 30,
	2019	2018

Cash flows provided by (used in) operating activities
Net loss	$(1,523,376)	$(1,030,945)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,314	2,142
Amortization of prepaid stock compensation	-	674,877
Change in fair value of derivative	96,638	63,888
Amortization of debt discount	435,187	107,192
Financing costs for debt conversion	319,788	-
Loss on interest settlement	8,693	-
Default penalties	202,234	-
Common stock payable issued	(20,000)	-
(Increase) decrease in assets
Accounts receivable	(4,512)	(37,904)
Prepaid expense	-	6,649
Inventory	(30,758)	(47,393)
Increase (decrease) in liabilities
Accounts payable	17,835	36,730
Accrued interest payable	54,717	7,798

Net cash (used in) operating activities	(440,240)	(216,966)

Cash flows from investing activities
Deposits	-	2,000
Net cash from investing activities	-	2,000

Cash flows from financing activities
Proceeds from convertible debt	256,250	125,000
Proceeds from issuances of common stock	115,000	61,000

Net cash provided by financing activities	371,250	186,000

Decrease in cash	(68,990)	(28,966)

Cash-beginning of period	90,883	47,506

Cash-end of period	$21,893	$18,540

Non-cash investing and financing activities:
Right of use asset and liability, office lease (Note 8)	$136,800	$-
Recognition of right of use asset and lease liability	$22,800	$-
Convertible debt converted into common stock	$753,222	$-
Penalty accrued as note payable	$121,091	$-
Debt discount at convertible note origination	$272,400	$-
Derivative at convertible note origination	$552,666	$-
Accrued interest converted to common stock	$47,738	$-

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

Inventory

Inventories are stated at the lower of cost (average cost) or market (net realizable value). As of September 30, 2019, and March 31, 2019, inventory consisted of the following:

	As of September 30, 2019	As of March 31, 2019

Raw materials	$6,843	$43,796
Work-in-process	30,611	30,611
Finished Goods	207,261	139,550
Ending Balance	$244,715	$213,957

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

Consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at the balance sheet dates, nor gains or losses reported in the statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held during the three months ended September 30, 2019 and 2018, except as disclosed.

Fair Value Measurement

The Company did not have any Level 1 or Level 2 assets and liabilities at September 30, 2019 and 2018. The derivative liabilities are Level 3 fair value measurements.

The following is a summary of activity of Level 3 liabilities during the six months ended September 30, 2019:

Balance at March 31, 2019	$1,034,939
Additions to derivative liability for new debt	552,666
Additions to derivative liability for penalty	81,143
Reclass to equity upon conversion/cancellation	(1,108,777)
Change in fair value	96,638
Balance at September 30, 2019	$656,609

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

The Company estimated the fair value of the conversion feature derivatives embedded in the convertible promissory notes based on assumptions used in the Black Scholes pricing model. At September 30, 2019 and March 31, 2019, the fair value of the derivative liabilities of convertible notes was estimated using the following weighted-average inputs: the price of the Company’s common stock of $0.0044 and $0.045, respectively; a risk-free interest rate ranging from 2.32% to 2.62%, and expected volatility of the Company’s common stock ranging from 158% to 535%, various estimated exercise prices, and terms under one year.

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

The Company had no potential additional dilutive securities outstanding at September 30, 2019, except as follows:

Potential additional
common stock
shares
Potentially dilutive security:
Preferred stock	25,000,000
Warrants	5,730,000
Options	8,000,000
Convertible debt	136,138,811
Potentially dilutive securities	174,868,811

During the six months ended September 30, 2019 stock warrants for 750,000 shares were issued in connection with financing from Noteholder 3. An additional warrant to purchase 500,000 shares was issued with a subscription agreement September 16, 2019.

A summary of the status of the Company’s option and warrant grants as of September 30, 2019 and the changes during the fiscal quarter then ended is presented below:

		Weighted-Average
	Shares	Exercise Price
Outstanding, March 31, 2019	12,480,000	$0.17
Granted	1,250,000	.05
Exercised	-	-
Expired	-	-

Outstanding, September 30, 2019	13,730,000	$0.16
Options exercisable at September 30, 2019	13,730,000	$0.16

Recent Accounting Pronouncements

During the quarter ended September 30, 2019, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

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

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern, which is dependent upon the Company's ability to obtain sufficient financing or establish itself as a profitable business. As of September 30, 2019, the Company had an accumulated deficit of $11,709,478 and for the six months ended September 30, 2019 and 2018, the Company incurred net losses of $1,523,376 and $1,030,945, respectively.

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

NOTE 3. PROPERTY AND EQUIPMENT

	As of September 30, 2019	As of March 31, 2019

Website development	$88,965	$88,965
Automobile	31,596	31,596
Studio and office equipment	5,957	5,957
Tenant improvements	11,135	11,135

	137,653	137,653

Less: accumulated depreciation	(113,362)	(110,202)

Ending Balance	$24,291	$27,451

Depreciation expense for the six months ended September 30, 2019 and 2018 was $3,160 and $1,360, respectively.

The Company also has capitalized intangible assets consisting of trademarks valued at a cost of $1,024 as of September 30, 2019 and March 31, 2019. Amortization expense for the six months ended September 30, 2019 and 2018 was $153 and $782, respectively.

NOTE 4. NONCONTROLLING INTEREST

Investments in partnerships, joint ventures and less-than-majority-owned subsidiaries in which we have significant influence are accounted for under the equity method.

As of March 31, 2018, the Company's consolidated financial statements includes a venture for the development of a commercial bottled water operation near Browning, Montana. The new venture is operated through Spring Hill Water Company, LLC, a Nevada limited liability company ("Spring Hill"). Spring Hill is 49% owned by our newly-formed subsidiary corporation, Humble Water Company, and 51% owned by Doore, LLC. Doore, LLC, which serves as the manager of Spring Hill, has contributed the land and water source to be used in the new operation through a Land & Water Lease Agreement under which Spring Hill will have the use of 2 acres of land and no less than 5 acre-feet of water for an initial term of 25 years and at a lease rate of $1 per year. Through Humble Water Company, our initial capital contribution to Spring Hill was approximately $100,000 to be used in commencing operations. In addition, we have committed to provide additional capital to be used for a bottling facility and equipment, in an amount up to $530,000, by January 1, 2020. Should we fail to provide this additional capital, our ownership percentage in Spring Hill will be reduced from 49% to 20%. Although we hold a minority ownership percentage in Spring Hill, we will have voting control over the company with 75% of the voting membership units. Further, 100% of the losses, expenditures, and deductions from Spring Hill will be allocated to our subsidiary, Humble Water Company. The activity of Spring Hill is accounted for under the voting interest method and we consolidate 100% of the business activity and record 25% of noncontrolling interest on the balance sheet and 0% of the net losses based on the terms of the agreement. As of September 30, 2019, the noncontrolling interest was $24,437 in the accompanying consolidated financial statements.

As of September 30, 2019, our total investment into Spring Hill to date was $101,470. Since entering into the venture, there have been no significant operations or expenditures in the joint venture except for expensing the remainder of the prepaid lease due to the low likelihood of utilization.

NOTE 5. CONVERTIBLE DEBT

During October 2016, the Company extinguished $129,549 of debt in exchange for 5,000,000 shares of newly issued common stock. The original note had a maturity date of November 11, 2016 and no interest rate. A total of 4,200,000 shares were issued to three of the four noteholders. As of December 31, 2016, the remaining balance of 800,000 shares of common stock was pending issuance to one noteholder, so common stock payable of $474,000 was recorded in the accompanying consolidated statement of stockholders’ equity. As of 2019 the shares are still pending issuance; accordingly, the Company reclassified the amount due to the noteholder to notes payable at the fair value of the common stock.

On July 7, 2016, the Company issued a convertible promissory note with an entity for $25,000. The unsecured note bears interest at 6% per annum and is due on January 7, 2017. This note is convertible at $0.10 per share and can be converted on or before the maturity date which was extended to March 30, 2020. The Company and lender mutually agreed to extend the maturity date of the note.

On November 21, 2017, the Company issued a convertible promissory note with an entity for $20,000. The unsecured note bears interest at 6% per annum and was due on May 21, 2018 but was extended. This note is convertible at $0.20 per share and can be converted on or before the maturity date. See note 7.

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

 At September 30, 2019, the Company's convertible promissory notes and related debt discount and derivative liability are summarized as follows:

	Gross	Gross amount	Net amounts	Corresponding
	amount	offset by	of liabilities	Derivative
Note holder	of liability	debt discount	presented	Balance

Noteholder 2	$21,487	$-	$21,487	$19,718
Noteholder 3	37,125	15,996	21,129	53,301
Noteholder 4	9,441	-	9,441	13,876
Noteholder 5	249,900	223,339	26,561	463,775
Noteholder 6	69,116	1,387	67,729	105,939
Other notes	47,000	-	47,000	-
	$434,069	$240,722	$193,347	$656,609

During the six months ended September 30, 2019, six convertible note holders submitted notices of conversion for a portion of the principal and interest owing to them totaling $800,960. The conversions resulted in the settlement of $1,108,777 of the derivative liability, an $8,693 loss on settlement of interest payable, and the issuance of 245,201,169 shares of common stock.

The convertible debt held by noteholder 6 is in default at September 30, 2019. At the noteholders’ discretion, if notice is given to the Company, additional penalties of approximately $104,000 would be due. As of November 14, 2019, the Company has not received notices of default from the noteholder.

These fiscal 2019 note agreements require a certain number of shares be reserved so that they are readily available for note conversion. As of September 30, 2019 and March 31, 2019, we had approximately 530 million shares and 398 million shares, respectively, of our common stock reserved or designated for future issuance upon conversion of outstanding convertible promissory notes. As of September 30, 2019, four notes had fewer shares reserved than required under the terms of the note agreements.

During the six months ended September 30, 2019 and 2018, respectively, interest expense was $54,717 and $97,642. During the six months ended September 30, 2019 and 2018, respectively, amortization of debt discount was $435,187 and $107,191.

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

Common Stock

During the six months ended September 30, 2019, the Company issued a total of 245,201,169 shares of common stock to six noteholders in connection with the settlement of principal and interest totaling $800,960.

During the six months ending September 30, 2019, the Company issued several subscription agreements for the purchase of common stock by various investors at a price ranging from $.0025 to $.03. A total of 1,250,000 shares of common stock were issued during the quarter ended June 30, 2019 for cash proceeds received totaling $25,000. An additional 18,166,000 shares are to be issued; accordingly, common stock payable was recorded of $90,000 related to these shares.

NOTE 7. RELATED PARTY

During December 2017, the Company entered into a consulting agreement with Dr. Ashok Patel, our current President, to serve as Director of Product Development. Consideration for services under the agreement provided for the issuance of 700,000 shares of common stock of the Company at the time of execution of the agreement, and the following two anniversaries of the agreement. At September 30, 2019, the first anniversary shares have yet to be issued. Accordingly, they are reported in the accompanying consolidate statement of stockholders’ equity (deficit) as common stock payable.

The trustee of La Dulce Vita Trust (LDVT) is the aunt of Daniel Crawford, the Company’s majority voting holder and the sister of Jerry Grisaffi, the Company’s CEO and Board of Directors Chairman. At September 30, 2019 and March 31, 2019, $474,000 is owed to LDVT reported in notes payable, and $22,000 is included in convertible debt on the accompanying consolidated balance sheets.

On April 16, 2018, the Company entered into an operating agreement with Centre Manufacturing, Inc. ("Centre") and formed an LLC owned 51% by the Company and 49% owned by Centre, but all income and losses will be split evenly. The owner of Centre is the President of the Company. On June 19, 2018, the Company formed a majority owned subsidiary, Endo & Centre Venture LLC. No significant activity has occurred during the six months ended September 30, 2019 and 2018, respectively.

During the six months ended September 30, 2019 and 2018, the Company purchased inventory totaling $2,761 and $53,936 from Centre, respectively. The Company owed Centre $0 and $18,531, respectively, at September 30, 2019 and March 31, 2019 which is included in accounts payable on the accompanying consolidated balance sheets.

NOTE 8. COMMITMENTS AND CONTINGENCIES

On April 1, 2019 the Company entered into an office and warehouse lease of approximately 5,700 square feet in Carrollton, Texas. At the inception of the lease, the Company adopted ASC 842 requiring the recording of assets and liabilities related to leases on the balance sheet. The Company records rent on straight-line basis over the terms of the underlying lease. Rent expense for the six months ended September 30, 2019 and 2018 was $11,400 and $0, respectively.

Aggregate future lease liability expense under ASC 842 are as follows:

Years Ending March 31,	Amount
2020	$22,800
2021	45,600
2022	45,600
$114,400

There is a dispute between the Company and the holder of a convertible note regarding the timing of the conversion. As of September 30, 2019, the full amount of the penalty has been recorded on the accompanying consolidated balance sheet, and neither side has filed formal legal proceedings against the other side and negotiations are ongoing to resolve the matter.

NOTE 9. SUBSEQUENT EVENTS

On October 1, 2019 the Company appointed five members to an advisory board and issued each member a warrant convertible into 1,000,000 shares of common stock at $.01 per share.

On October 10, 2019, the Company’s Board of Directors approved an increase in the number of authorized shares to 8,000,000,000.

On October 14, 2019, the Company issued a convertible promissory note with Noteholder 5 for $68,250. The unsecured note bears interest at 12% per annum and is due on October 14, 2020. The note is convertible into shares of the Company’s stock at a variable conversion price, resulting in the recognition of a derivative liability of $55,545 at issuance.

On October 29, 2019, the Company authorized the issuance of 10,000,000 shares of common stock to a stockholder for the payment of $10,000 in expenses on behalf of the Company.

Subsequent to September 30, 2019 the Company issued common stock for settlement of convertible debt as summarized below:

Noteholder	Shares Issued	Debt Converted

Noteholder 6	44,718,196	$31,664
Noteholder 4	6,198,171	9,441
	50,916,367	$41,105

Item 2. Management's Discussion and Analysis or Plan of Operation

We urge you to read the following discussion in conjunction with management’s discussion and analysis contained in our Annual Report on Form 10-K for the year ended March 31, 2019, as well as with our condensed financial statements and the notes thereto included elsewhere herein.

Company Overview

Our business is conducted through our wholly owned subsidiaries, Humbly Hemp, Endo Brands, and Humble Water Company. Humbly Hemp sells and markets a line of hemp enhanced snack foods. Humble Water Company is in a partnership with Springhill Water Co. to develop a line of High Alkaline, Natural Mineral Water, and a bottling and packaging facility. Endo Brands creates and markets a line of CBD consumer products and through ENDO Labs, a joint venture with Centre Manufacturing, creates white label products and formulations for CBD brands. Right On Brands is at the focus of health and wellness. We create lasting brands with emerging functional ingredients, and our focus right now is industrial hemp, hemp derived CBD, and high alkaline water. As of September 30, 2019, the Board of Directors of the Company has voted to merge Humbly Hemp, Inc. into the Company in order to have a more efficient and less costly corporate structure.

Basis of Presentation of Financial Information

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business. At September 30, 2019, the Company had an accumulated deficit of $11,709,478 and for the six months ended September 30, 2019, incurred net losses of $1,523,376, as compared to $1,030,945 for the same period in 2018. Management expects that the Company will need to raise additional capital to sustain operations until such time as the Company can achieve profitability. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

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

Note Conversions to Common Stock

During the six months ended September 30, 2019 the Company received several notices of conversion from its noteholders as summarized here:

		Average
	Debt	Conversion	Shares
Noteholder	Converted	Price	Issued

Noteholder 2	$210,663	$0.005	44,759,514
Noteholder 3	60,375	$0.002	38,415,000
Noteholder 4	94,900	$0.003	35,233,225
Noteholder 5	244,650	$0.003	75,316,850
Noteholder 6	60,884	$0.002	32,081,000
Noteholder 7	81,750	$0.004	19,395,570

Results of Operations

Comparison of Three Months Ended September 30, 2019 and 2018

During the three months ended September 30, 2019, we generated revenue of $56,783 and our cost of goods sold was $40,880, resulting in gross profit of $15,903. We incurred total operating expenses of $268,855, interest expense of $199,123, and a net loss of $751,399. By comparison, during the three months ended September 30, 2018, we generated revenue of $24,810 and our cost of goods sold was $16,532, resulting in gross profit of $8,278. We incurred operating expenses of $393,387, interest expense of $27,076 and we recorded a net loss of $442,563.

Our revenues increased significantly compared to the same period last year due to increased product distribution and sales. Our operating expenses decreased significantly due primarily to lower consulting fees. However, this was offset by higher general and administrative expenses related to contract labor, commissions, insurance, lease and travel expenses. Other expenses increased related to debt financing, including interest, financing costs, and default penalties.

Comparison of Six Months Ended September 30, 2019 and 2018

For the six months ended September 30, 2019 and 2018, the Company’s revenue totaled $208,657 and $95,610, respectively, for which our respective costs of goods sold totaled $137,920 and $63,800. The $113,047 increase in revenue resulted from additional sales. During this quarter the company also introduced its Humbly Hemp line of energy bars and sparkling teas.

For the six months ended September 30, 2019, the Company had operating expenses totaling $476,856 compared to $882,887 for the same period in 2018, a decrease of $406,031. This change is primarily a result of lower consulting fees and a prior year inventory impairment. General and administrative expenses increased by approximately $159,961, from $77,869 in the six months ended September 30, 2018 to $237,830 over the same period in 2019 due to increased contract labor, commissions, insurance, lease and travel expenses. Other expenses increased related to debt financing, including interest, financing costs, loss on derivatives issued with debt, and default penalties. The Company also recorded depreciation and amortization expense of $3,313 for the six months ended September 30, 2019 compared to $2,142 for the six months ended September 30, 2018.

We expect that our expenses, as well as our revenues, will continue to increase over the current fiscal year as we work to expand sales and distribution of our products.

Liquidity and Capital Resources

As of September 30, 2019, we had current assets in the amount of $295,304, consisting of cash in the amount of $21,893, accounts receivable of $28,696, and inventory of $244,715. As of September 30, 2019, we had current liabilities of $1,717,596. The current liabilities consisted of accounts payable of $84,524, accrued interest payable of $37,316, notes payable of $723,000, convertible debt net of discount in the amount of $193,347, and a derivative liability of $656,609.

We also entered into an office lease April 1, 2019 which resulted in a long-term asset and lease liabilities of $114,000 at September 30, 2019.

We have funded our operations to date through the issuance of common stock in offerings exempt under Rule 506, as well as through the issuance of convertible notes. During the six months ended September 30, 2019:

•	We issued a total of 1,250,000 shares of common stock to an investor for total proceeds of $25,000. An additional $90,000 was received from various investors for common stock to be issued.

•	Subsequent to the reporting period, we received additional financing of $68,250 under a convertible promissory note.

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

Off Balance Sheet Arrangements

As of September 30, 2019, there were no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2019. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Jerry Grisaffi and our Chief Financial Officer, A. David Youssefyeh. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the period ended September 30, 2019, besides the addition of two Certified Public Accountants to assist with the bookkeeping and financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There is a dispute between the Company and the holder of a convertible note regarding the timing of the conversion. As of September 30, 2019, neither side has filed formal legal proceedings against the other side and negotiations are ongoing to resolve the matter.

Item 1A. Risk Factors

A smaller reporting company is not required to include this information. For a description of the risk factors applicable to our business and operations, please refer to our Annual Report on Form 10-K/A for the year ended March 31, 2019, filed with SEC on July 29, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended September 30, 2019, we sold 19,416,000 shares of common stock for proceeds of $115,000. Of this amount, 18,166,000 shares, representing $90,000, had not been issued as of September 30, 2019 and were recorded as Stock Issuable.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Materials from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2019 formatted in Extensible Business Reporting Language (XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Right On Brands, Inc.

Date: November 14, 2019	By:	/s/ Jerry Grisaffi
	Name:	Jerry Grisaffi
	Title:	Chief Executive Officer

Date: November 14, 2019	By:	/s/ A. David Youssefyeh
	Name:	A. David Youssefyeh
	Title:	Chief Financial Officer

