Form 10-Q
period 2019-12-31
Right On Brands, Inc.
filed 2020-02-14
CIK 1580262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2019

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
(Registrant’s telephone number)

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

As of February 14, 2020, there were 777,040,806 shares of common stock, par value $0.001 per share, outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of December 31, 2019 (unaudited) and March 31, 2019;
F-2	Consolidated Statements of Operations for the three and nine months ended December 31, 2019 and 2018 (unaudited);
F-3	Consolidated Statements of Stockholders’ Equity (Deficit) for the nine months ended December 31, 2019 and 2018 (unaudited);
F-4	Consolidated Statements of Cash Flows for the nine months ended December 31, 2019 and 2018 (unaudited);
F-5	Notes to Consolidated Financial Statements (unaudited).

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2019 are not necessarily indicative of the results that can be expected for the full year.

3

Tables of Contents

RIGHT ON BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	December 31,	March 31,
	2019	2019

ASSETS

Current assets
Cash	$15,616	$90,883
Accounts receivable, net of allowance	26,879	24,184
Prepaid expenses	15,575	-
Inventory	258,163	213,957
Total current assets	316,233	329,024

Non-current assets
Property and equipment, net of depreciation	22,712	27,451
Intangible assets, net of amortization	358	768
Right of use asset (Note 8)	102,600	-
Total non-current assets	125,670	28,219

Total assets	$441,903	$357,243

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$199,772	$66,689
Accrued interest payable	48,922	30,337
Lease liability, current (Note 8)	45,600	-
Notes payable, net of discount	754,164	609,000
Convertible debt, net of discount	240,942	347,473
Derivative liability	484,358	1,034,939
Total current liabilities	1,773,758	2,088,438

Lease liability, non-current (Note 8)	57,000	-

Total liabilities	1,830,758	2,088,438

Commitments and contingencies (Note 8)

Stockholders’ deficit
Series A Preferred stock; 10,000,000 shares authorized of $.001 par value; 5,000,000 and 5,000,000 shares issued December 31, 2019 and March 31, 2019, respectively	5,000	5,000
Common stock; par value $.001; 8,000,000,000 shares authorized 453,040,546 and 73,652,594 shares issued December 31, 2019 and March 31, 2019, respectively	453,041	73,653
Additional paid-in capital	9,964,477	8,295,767
Common stock issuable	56,050	56,050
Accumulated deficit	(11,891,860)	(10,186,102)
Total Right On Brands stockholders’ deficit	(1,413,292)	(1,755,632)
Noncontrolling interest	24,437	24,437
Total stockholders’ deficit	(1,388,855)	(1,731,195)

Total liabilities and stockholders’ deficit	$441,903	$357,243

The accompanying notes are an integral part of these interim consolidated financial statements.

Tables of Contents

RIGHT ON BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2019	2018	2019	2018

Revenue	$106,434	$57,476	$315,091	$153,087
Cost of goods sold	83,357	41,293	221,277	140,480
Gross profit	23,077	16,183	93,814	12,607

Operating expenses
Depreciation and amortization	1,836	679	5,149	2,822
General and administrative	101,518	46,627	336,657	141,838
Advertising and promotion	5,818	33,351	54,749	58,737
Legal and professional	37,306	25,061	169,233	51,639
Executive compensation	39,000	-	62,000	18,000
Consulting	36,555	374,977	68,410	1,054,813
Research and development	-	-	-	337
Total operating expenses	222,033	480,695	696,198	1,328,186

Other income (expense)
Interest expense	(116,783)	(784,892)	(606,687)	(981,383)
Loss on interest settlement	-	-	(8,693)	-
Change in fair value of derivative	145,868	(534,387)	49,230	(509,686)
Financing costs	(12,623)	-	(335,102)	-
Default penalty	-	-	(202,234)	-
Other income	112	-	112	-
Total other income (expense)	16,574	(1,319,279)	(1,103,374)	(1,491,069)

Net loss including noncontrolling interest	(182,382)	(1,783,791)	(1,705,758)	(2,806,648)

Net income attributable to noncontrolling interest	-	-	-	253

Net loss attributable to Right On Brands, Inc.	$(182,382)	$(1,783,791)	$(1,705,758)	$(2,806,395)

Loss per share
Basic loss per share	$(0.00)	$(0.03)	$(0.01)	$(0.04)

Basic weighted average shares outstanding	387,273,071	66,366,478	230,093,250	64,930,832

The accompanying notes are an integral part of these interim consolidated financial statements.

Tables of Contents

RIGHT ON BRANDS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited)

									Total
	Preferred Shares		Common Shares		Additional Paid In	Common Stock	Accumulated	Noncontrolling	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Issuable	Deficit	Interest	(Deficit)
Balance, March 31, 2018	5,000,000	$5,000	63,543,869	$63,544	$6,513,979	$474,000	$(4,100,945)	$24,437	$2,980,015

Issuance of common stock for cash	-	-	3,000,000	3,000	3,000	38,950	-	-	44,950

Issuance of common stock for cash and warrants	-	-	40,000	40	9,960	-	-	-	10,000
Issuance of common stock for consulting services	-	-	-	-	-	36,050	-	-	36,050
Net loss	-	-	-	-	-	-	(2,806,395)	(252)	(2,806,647)
Balance, December 31, 2018	5,000,000	$5,000	66,583,869	$66,584	$6,526,939	$549,000	$(6,907,340)	$24,185	$264,368

Balance, March 31, 2019	5,000,000	$5,000	73,652,594	$73,653	$8,295,767	$56,050	$(10,186,102)	$24,437	$(1,731,195)
Issuance of common stock for cash	-	-	24,416,666	24,417	80,583	20,000	-	-	125,000

Conversion of debt and interest to common stock	-	-	354,971,286	354,971	1,555,014	(20,000)	-	-	1,889,985

Warrants issued as financing costs	-	-	-	-	33,113	-	-	-	33,113

Net loss	-	-	-	-	-	-	(1,705,758)	-	(1,705,758)

Balance, December 31, 2019	5,000,000	$5,000	453,040,546	$453,041	$9,964,477	$56,050	$(11,891,860)	$24,437	$(1,388,855)

The accompanying notes are an integral part of these interim consolidated financial statements.

Tables of Contents

RIGHT ON BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended	Nine Months Ended
	December 31,	December 31,
	2019	2018

Cash flows provided by (used in) operating activities
Net loss	$(1,705,758)	$(2,806,395)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	5,149	2,822
Inventory impairment	21,137	35,387
Amortization of prepaid stock compensation	-	962,585
Change in fair value of derivative	(49,230)	509,686
Amortization of debt discount	533,592	192,704
Financing costs for debt issuances	335,102	782,889
Loss on interest settlement	8,693	-
Default penalties	202,234	-
Common stock issuable	(20,000)	-
(Increase) decrease in assets
Accounts receivable	(2,695)	(92,835)
Prepaid expense	(15,575)	6,649
Inventory	(65,343)	(91,350)
Increase (decrease) in liabilities
Accounts payable	133,083	34,426
Accrued interest payable	73,094	16,037

Net cash used in operating activities	(546,517)	(447,395)

Cash flows from investing activities
Deposits	-	2,000
Net cash from investing activities	-	2,000

Cash flows from financing activities
Proceeds from convertible debt	321,250	514,500
Proceeds from notes payable	25,000	-
Proceeds from issuances of common stock	125,000	91,000

Net cash provided by financing activities	471,250	605,500

Decrease in cash	(75,267)	160,105

Cash-beginning of period	90,883	47,506

Cash-end of period	$15,616	$207,611

Non-cash investing and financing activities:
Right of use asset and liability, office lease (Note 8)	$136,800	$-
Recognition of right of use asset and lease liability	$34,200	$-
Convertible debt converted into common stock	$810,573	$-
Penalty accrued as note payable	$121,091	$-
Debt discount at note payable origination	$25,000	$-
Debt discount at convertible note origination	$327,945	$-
Derivative at convertible note origination	$608,211	$-
Accrued interest converted to common stock	$54,509	$-

The accompanying notes are an integral part of these interim consolidated financial statements.

Tables of Contents

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

Certain amounts in the prior period financial statements regarding inventory impairment have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on the previously reported net loss.

Formation and Business Activity

Right on Brands, Inc. (“we” or “our” or “the Company” or “Right On Brands”) was incorporated under the laws of the State of Nevada on April 1, 2011, as HealthTalk Live, Inc. On August 10, 2017, the Company amended is articles of incorporation and changed its name to Right On Brands, Inc. On August 31, 2017 the Company common shares commenced trading under the new stock symbol OTC Pink: RTON. Right On Brands is a health and wellness focused company developing and marketing our brands.

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

Inventory

Inventories are stated at the lower of cost (average cost) or market (net realizable value). As of December 31, 2019, and March 31, 2019, inventory consisted of the following:

	As of December 31, 2019	As of March 31, 2019

Raw materials	$6,843	$43,796
Work-in-process	30,611	30,611
Finished Goods	220,709	139,550
Ending Balance	$258,163	$213,957

During the nine months ended December 31, 2019 and 2018, inventory impairments or $21,137 and $35,387 were recognized due to expired products. These are included in Cost of Goods Sold in the accompanying consolidated statement of operations.

Tables of Contents

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

Income Taxes

The Company is subject to income taxes in the U.S. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. In accordance with the Financial Accounting Standards Board (FASB) ASC Topic 740, “Income Taxes,” the Company provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The Company accounts for income tax under the provisions of FASB ASC Topic 740, “Income Taxes”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns. Deferred income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities. Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Tables of Contents

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

Consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at the balance sheet dates, nor gains or losses reported in the statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held during the three months ended December 31, 2019 and 2018, except as disclosed.

Fair Value Measurement

The Company did not have any Level 1 or Level 2 assets and liabilities at December 31, 2019 and 2018. The derivative liabilities are Level 3 fair value measurements.

The following is a summary of activity of Level 3 liabilities during the nine months ended December 31, 2019:

Balance at March 31, 2019	$1,034,939
Additions to derivative liability for new debt	608,211
Additions to derivative liability for penalty	81,143
Reclass to equity upon conversion/cancellation	(1,190,705)
Change in fair value	(49,230)
Balance at December 31, 2019	$484,358

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

The Company estimated the fair value of the conversion feature derivatives embedded in the convertible promissory notes based on assumptions used in the Black Scholes pricing model. At December 31, 2019 and March 31, 2019, the fair value of the derivative liabilities of convertible notes was estimated using the following weighted-average inputs: the price of the Company’s common stock of $0.001 and $0.045, respectively; a risk-free interest rate ranging from 1.66% to 2.62%, and expected volatility of the Company’s common stock ranging from 158% to 635%, various estimated exercise prices, and terms under one year.

Convertible Instruments

The Company evaluates and account for conversion options embedded in convertible instruments in accordance with ASC Topic 815, Derivatives and Hedging Activities.

Tables of Contents

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

The Company had no potential additional dilutive securities outstanding at December 31, 2019, except as follows. These were excluded from the earnings per share computation since their effect would be anti-dilutive.

Potential additional
common stock
shares
Potentially dilutive security:
Preferred stock	25,000,000
Warrants	19,230,000
Options	8,000,000
Convertible debt	613,058,462
Potentially dilutive securities	665,288,462

During the nine months ended December 31, 2019 stock warrants for 11,250,000 shares were issued in connection with financing received. An additional warrant to purchase 500,000 shares was issued with a subscription agreement September 16, 2019. In connection with the appointment of Advisory Board members, warrants for 3,000,000 shares were issued during October 2019.

A summary of the status of the Company’s option and warrant grants as of December 31, 2019 and the changes during the fiscal quarter then ended is presented below:

		Weighted-Average
	Shares	Exercise Price
Outstanding, March 31, 2019	12,480,000	$0.17
Granted	14,750,000	.04
Exercised	-	-
Expired	-	-
Outstanding, December 31, 2019	27,230,000	$0.11
Options and warrants exercisable at December 31, 2019	27,230,000	$0.11

Tables of Contents

Recent Accounting Pronouncements

During the quarter ended December 31, 2019, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

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

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern, which is dependent upon the Company’s ability to obtain sufficient financing or establish itself as a profitable business. As of December 31, 2019 and 2018, the Company had an accumulated deficit of $11,891,860 and $6,907,339, respectively. For the nine months ended December 31, 2019 and 2018, the Company incurred net losses of $1,705,758 and $2,806,395, respectively.

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

Tables of Contents

NOTE 3. PROPERTY AND EQUIPMENT

	As of December 31, 2019	As of March 31, 2019

Website development	$88,965	$88,965
Automobile	31,596	31,596
Studio and office equipment	5,957	5,957
Tenant improvements	11,135	11,135

	137,653	137,653

Less: accumulated depreciation	(114,941)	(110,202)

Ending Balance	$22,712	$27,451

Depreciation expense for the nine months ended December 31, 2019 and 2018 was $4,739 and $2,822, respectively.

The Company also has capitalized intangible assets consisting of trademarks valued at a cost of $1,024 as of December 31, 2019 and March 31, 2019. Amortization expense for the nine months ended December 31, 2019 and 2018 was $410 and $256, respectively.

NOTE 4. NONCONTROLLING INTEREST

Investments in partnerships, joint ventures and less-than-majority-owned subsidiaries in which we have significant influence are accounted for under the equity method.

As of March 31, 2018, the Company’s consolidated financial statements includes a venture for the development of a commercial bottled water operation near Browning, Montana. The new venture is operated through Spring Hill Water Company, LLC, a Nevada limited liability company (“Spring Hill”). Spring Hill is 49% owned by our newly-formed subsidiary corporation, Humble Water Company, and 51% owned by Doore, LLC. Doore, LLC, which serves as the manager of Spring Hill, has contributed the land and water source to be used in the new operation through a Land & Water Lease Agreement under which Spring Hill will have the use of 2 acres of land and no less than 5 acre-feet of water for an initial term of 25 years and at a lease rate of $1 per year. Through Humble Water Company, our initial capital contribution to Spring Hill was approximately $100,000 to be used in commencing operations. In addition, we have committed to provide additional capital to be used for a bottling facility and equipment, in an amount up to $530,000, by January 1, 2020. Should we fail to provide this additional capital, our ownership percentage in Spring Hill will be reduced from 49% to 20%. Although we hold a minority ownership percentage in Spring Hill, we will have voting control over the company with 75% of the voting membership units. Further, 100% of the losses, expenditures, and deductions from Spring Hill will be allocated to our subsidiary, Humble Water Company. The activity of Spring Hill is accounted for under the voting interest method and we consolidate 100% of the business activity and record 25% of noncontrolling interest on the balance sheet and 0% of the net losses based on the terms of the agreement. As of December 31, 2019, the noncontrolling interest was $24,437 in the accompanying consolidated financial statements.

As of December 31, 2019, our total investment into Spring Hill to date was $101,470. Since entering into the venture, there have been no significant operations or expenditures in the joint venture except for expensing the remainder of the prepaid lease due to the low likelihood of utilization.

Tables of Contents

NOTE 5. CONVERTIBLE DEBT

During October 2016, the Company extinguished $129,549 of debt in exchange for 5,000,000 shares of newly issued common stock. The original note had a maturity date of November 11, 2016 and no interest rate. A total of 4,200,000 shares were issued to three of the four noteholders. As of December 31, 2016, the remaining balance of 800,000 shares of common stock was pending issuance to one noteholder, so common stock payable of $474,000 was recorded in the accompanying consolidated statement of stockholders’ equity. As of early 2019 the shares were still pending issuance; accordingly, the Company reclassified the amount due to the noteholder to notes payable at the fair value of the common stock. See Note 9, Subsequent Events.

On July 7, 2016, the Company issued a convertible promissory note with an entity for $25,000. The unsecured note bears interest at 6% per annum and is due on January 7, 2017. This note is convertible at $0.10 per share and can be converted on or before the maturity date. The Company and lender mutually agreed to extend the maturity date of the note to March 30, 2020.

On November 21, 2017, the Company issued a convertible promissory note with an entity for $20,000. The unsecured note bears interest at 6% per annum and was due on May 21, 2018 but was extended to March 30, 2020. This note is convertible at $0.20 per share and can be converted on or before the maturity date. See note 7.

On February 12, 2019, Noteholder 1 submitted a notice of conversion for $125,000 principal and $11,250 accrued interest after the note was in default. The note terms provided a $3,000 daily fee for failure to deliver common stock prior to a deadline of two days after the conversion notice. The shares due under the conversion were not issued until May 8, 2019. Accordingly, an additional note payable of $135,000 was recorded as a penalty at March 31, 2019. An additional $114,000 was accrued as a penalty during the quarter ended June 30, 2019 and remains outstanding.

On November 22, 2019, the Company issued a $50,000 promissory note to an individual for a $25,000 cash borrowing. Accordingly, a $25,000 discount was recorded at issuance, $6,164 of which was amortized by December 31, 2019. The non-interest bearing note is due February 20, 2020.

At December 31, 2019, the Company’s short-term convertible promissory notes carrying a 12% interest rate and related debt discount and derivative liability are summarized as follows:

		Gross amount	Net amounts	Corresponding
	Gross amount	offset by	of liabilities	Derivative
Note holder	of liability	debt discount	presented	Balance

Noteholder 2	$21,487	$-	$21,487	$14,350
Noteholder 3	37,125	-	37,125	21,470
Noteholder 5	318,150	204,026	114,124	437,118
Noteholder 6	21,206	-	21,206	11,420
Other notes	47,000	-	47,000	-
	$444,968	$204,026	$240,942	$484,358

During the nine months ended December 31, 2019, six convertible note holders submitted notices of conversion for a portion of the principal and interest owing to them totaling $865,082. The conversions resulted in the settlement of $1,190,705 of the derivative liability, an $8,693 loss on settlement of interest payable, and the issuance of 354,971,286 shares of common stock.

The convertible debt held by noteholders 3 and 6 is in default at December 31, 2019. At the noteholder’s discretion, if notice is given to the Company, additional penalties would be due. During January 2020, the penalties assessed totaled $12,500 and penalties of $5,551 and the remainder of the principal and interest due under the note was settled through the issuance of common stock. See Note 9.

These fiscal 2019 note agreements require a certain number of shares be reserved so that they are readily available for note conversion. As of December 31, 2019 and March 31, 2019, we had approximately 5.3 billion shares and 398 million shares, respectively, of our common stock reserved or designated for future issuance upon conversion of outstanding convertible promissory notes. As of December 31, 2019, one note had fewer shares reserved than required under the terms of the note agreements.

During the nine months ended December 31, 2019 and 2018, respectively, interest expense was $73,094 and $11,435. During the nine months ended December 31, 2019 and 2018, respectively, amortization of debt discount was $533,592 and $192,704.

Tables of Contents

NOTE 6. STOCKHOLDERS’ EQUITY

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

Common Stock

During the nine months ended December 31, 2019, the Company issued a total of 354,971,286 shares of common stock to six noteholders in connection with the settlement of principal and interest totaling $865,082.

During the nine months ending December 31, 2019, the Company issued several subscription agreements for the purchase of common stock by various investors at a price ranging from $.0025 to $.03. A total of 24,416,666 shares of common stock were issued during the nine months ended December 31, 2019 for cash proceeds received totaling $125,000.

NOTE 7. RELATED PARTY

During December 2017, the Company entered into a consulting agreement with Dr. Ashok Patel, our current President, to serve as Director of Product Development. Consideration for services under the agreement provided for the issuance of 700,000 shares of common stock of the Company at the time of execution of the agreement, and the following two anniversaries of the agreement. At December 31, 2018, the first anniversary shares had yet to be issued. Accordingly, they are reported in the accompanying consolidated statement of stockholders’ equity (deficit) as common stock issuable.

The trustee of La Dulce Vita Trust (LDVT) is the aunt of Daniel Crawford, the Company’s majority voting holder and the sister of Jerry Grisaffi, the Company’s CEO and Board of Directors Chairman. At December 31, 2019 and March 31, 2019, $474,000 is owed to LDVT reported in notes payable, and $22,000 is included in convertible debt on the accompanying consolidated balance sheets. See Note 9, Subsequent Events.

On April 16, 2018, the Company entered into an operating agreement with Centre Manufacturing, Inc. (“Centre”) and formed an LLC owned 51% by the Company and 49% owned by Centre, but all income and losses will be split evenly. The owner of Centre is the President of the Company. On June 19, 2018, the Company formed a majority owned subsidiary, Endo & Centre Venture LLC. No significant activity has occurred during the nine months ended December 31, 2019 and 2018, respectively.

During the nine months ended December 31, 2019 and 2018, the Company purchased inventory totaling $12,400 and $76,946 from Centre, respectively. The Company owed Centre $0 and $26,791, respectively, at December 31, 2019 and March 31, 2019 which is included in accounts payable on the accompanying consolidated balance sheets.

On October 1, 2019 the Company appointed three members to an advisory board and issued each member a warrant convertible into 1,000,000 shares of common stock at $.01 per share.

Tables of Contents

NOTE 8. COMMITMENTS AND CONTINGENCIES

On April 1, 2019 the Company entered into a three-year office and warehouse lease of approximately 5,700 square feet in Carrollton, Texas. At the inception of the lease, the Company adopted ASC 842 requiring the recording of assets and liabilities related to leases on the balance sheet. The Company records rent on straight-line basis over the terms of the underlying lease. Rent expense for the nine months ended December 31, 2019 and 2018 was $34,200 and $0, respectively.

Aggregate future lease liability expense under ASC 842 are as follows:

Years Ending
March 31,	Amount
2020	$11,400
2021	45,600
2022	45,600
$102,600

There is a dispute between the Company and the holder of a convertible note regarding the timing of the conversion. As of December 31, 2019, the full amount of the penalty totaling $114,000 has been recorded on the accompanying consolidated balance sheet, and neither side has filed formal legal proceedings against the other side and negotiations are ongoing to resolve the matter.

NOTE 9. SUBSEQUENT EVENTS

During January 2020, the $22,000 notes payable with LDVT (Note 7) were sold to another party and amended to a total principal amount of $22,580 with a conversion price similar to that of other convertible note holders.

During February 2020, the Company issued 800,000 common stock shares to LDVT pursuant to the October 2016 debt extinguishment (see Notes 5 and 7). As a result, the note payable of $474,000 is no longer outstanding.

On February 12, 2020, the Company entered into a Letter of Intent with Choice Wellness Brands, Inc., Wyoming corporation (“Choice”). Under the terms of the Letter of Intent, the Company will acquire 100% of the ownership of Choice in exchange for the issuance of a new class of preferred stock that will have the effect of giving the shareholders of Choice a 30% equity interest in the Company. This transaction will not result in a change in control of the Company. The Company anticipates that the acquisition of Choice will be completed by February 28, 2020.

On February 13, 2020, the Company issued a $100,000 convertible promissory note to Noteholder 6. The note bears interest at 12%, matures December 13, 2020, and is convertible into shares of the Company’s common stock at a 40% discount. Upon note issuance, 40,700,000 shares were authorized for issuance as a commitment fee.

Subsequent to December 31, 2019 the Company issued common stock for settlement of convertible debt as summarized below:

	Shares	Penalty	Principal
Noteholder	Issued	Settled	Converted

Noteholder 6	90,500,260	$-	$21,206
Noteholder 3	232,700,000	$5,551	25,000
	323,200,260	$5,551	$46,206

Tables of Contents

Item 2. Management’s Discussion and Analysis or Plan of Operation

We urge you to read the following discussion in conjunction with management’s discussion and analysis contained in our Annual Report on Form 10-K for the year ended March 31, 2019, as well as with our condensed financial statements and the notes thereto included elsewhere herein.

Company Overview

Our business is conducted through our wholly owned subsidiaries, Humbly Hemp, Endo Brands, and Humble Water Company. Humbly Hemp sells and markets a line of hemp enhanced snack foods. Humble Water Company is in a partnership with Springhill Water Co. to develop a line of High Alkaline, Natural Mineral Water, and a bottling and packaging facility. Endo Brands creates and markets a line of CBD consumer products and through ENDO Labs, a joint venture with Centre Manufacturing, creates white label products and formulations for CBD brands. Right On Brands is at the focus of health and wellness. We create lasting brands with emerging functional ingredients, and our focus right now is industrial hemp, hemp derived CBD, and high alkaline water. As of September 30, 2019, the Board of Directors of the Company voted to merge Humbly Hemp, Inc. into the Company in order to have a more efficient and less costly corporate structure.

Basis of Presentation of Financial Information

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business. At December 31, 2019, the Company had an accumulated deficit of $11,891,860 and for the nine months ended December 31, 2019, incurred net losses of $1,705,758, as compared to $2,806,395 for the same period in 2018. Management expects that the Company will need to raise additional capital to sustain operations until such time as the Company can achieve profitability. However, there can be no assurance that management will be successful in obtaining additional funding or in attaining profitable operations.

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

Note Conversions to Common Stock

During the nine months ended December 31, 2019 the Company received several notices of conversion from its noteholders as summarized here:

		Average
Noteholder	Debt Converted	Conversion Price	Shares Issued

Noteholder 2	$210,663	$0.005	44,759,514
Noteholder 3	60,375	$0.002	38,415,000
Noteholder 4	104,341	$0.003	41,431,396
Noteholder 5	244,650	$0.003	75,316,850
Noteholder 6	108,794	$0.001	135,652,946
Noteholder 7	81,750	$0.004	19,395,570

Results of Operations

Comparison of Three Months Ended December 31, 2019 and 2018

During the three months ended December 31, 2019, we generated revenue of $106,434 and our cost of goods sold was $62,220, resulting in gross profit of $44,214. We incurred total operating expenses of $243,115, interest expense of $116,783, and a net loss of $182,382. By comparison, during the three months ended December 31, 2018, we generated revenue of $57,476 and our cost of goods sold was $41,293, resulting in gross profit of $16,183. We incurred operating expenses of $480,695, interest expense of $784,892 and we recorded a net loss of $1,783,791.

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

Comparison of Nine Months Ended December 31, 2019 and 2018

For the nine months ended December 31, 2019 and 2018, the Company’s revenue totaled $315,091 and $153,087, respectively, for which our respective costs of goods sold totaled $200,140 and $105,093. The $162,004 increase in revenue resulted from additional sales. During 2019 the Company also introduced its Humbly Hemp line of energy bars and sparkling teas.

For the nine months ended December 31, 2019, the Company had operating expenses totaling $719,970 compared to $1,363,573 for the same period in 2018, a decrease of $643,603. This change is primarily a result of lower consulting fees. General and administrative expenses increased by approximately $197,454, from $141,838 in the nine months ended December 31, 2018 to $339,292 over the same period in 2019 due to increased contract labor, commissions, insurance, lease and travel expenses. Other expenses increased related to debt financing, including interest, financing costs, loss on derivatives issued with debt, and default penalties. The Company also recorded depreciation and amortization expense of $5,149 for the nine months ended December 31, 2019 compared to $2,822 for the nine months ended December 31, 2018.

We expect that our expenses, as well as our revenues, will continue to increase over the current fiscal year as we work to expand sales and distribution of our products.

Liquidity and Capital Resources

As of December 31, 2019, we had current assets in the amount of $316,233, consisting of cash in the amount of $15,616, accounts receivable of $26,879, and inventory of $258,163. As of December 31, 2019, we had current liabilities of $1,773,758. The current liabilities consisted of accounts payable of $199,772, accrued interest payable of $48,922, notes payable net of discount of $754,164, convertible debt net of discount in the amount of $240,942, and a derivative liability of $484,358.

We also entered into an office lease April 1, 2019 which resulted in a long-term asset and lease liabilities of $102,600 at December 31, 2019.

We have funded our operations to date through the issuance of common stock in offerings exempt under Rule 506, as well as through the issuance of convertible notes. During the nine months ended December 31, 2019:

•	We issued a total of 24,416,666 shares of common stock to an investor for total proceeds of $125,000.

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

Off Balance Sheet Arrangements

As of December 31, 2019, there were no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2019. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Jerry Grisaffi and our Chief Financial Officer, A. David Youssefyeh. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the period ended December 31, 2019, besides the addition of two Certified Public Accountants to assist with the bookkeeping and financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There is a dispute between the Company and the holder of a convertible note regarding the timing of the conversion. As of December 31, 2019, neither side has filed formal legal proceedings against the other side and negotiations are ongoing to resolve the matter.

Item 1A. Risk Factors

A smaller reporting company is not required to include this information. For a description of the risk factors applicable to our business and operations, please refer to our Annual Report on Form 10-K/A for the year ended March 31, 2019, filed with SEC on July 29, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended December 31, 2019, we sold 24,416,666 shares of common stock for proceeds of $125,000 used to fund operations.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Materials from the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2019 formatted in Extensible Business Reporting Language (XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Right On Brands, Inc.

Date: February 14, 2020	By:	/s/ Jerry Grisaffi
	Name:	Jerry Grisaffi
	Title:	Chief Executive Officer

Date: February 14, 2020	By:	/s/ A. David Youssefyeh
	Name:	A. David Youssefyeh
	Title:	Chief Financial Officer

