Form 10-K
period 2020-03-31
Right On Brands, Inc.
filed 2021-04-01
CIK 1580262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Fiscal Year Ended  March 31, 2020

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from _________ to ________

Commission File Number:  000-55704

Right on Brands, Inc.
(Exact name of registrant as specified in its charter)

Nevada	45-1994478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12608 Forestgate Drive Dallas, TX	75243
(Address of principal executive offices)	(Zip code)

(214) 736-7252 (Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Act: Not Applicable

None	N/A
(Title of each class)	(Name of Exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

Common stock, par value of $0.001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted  pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Approximately $752,000 as of June 30, 2020, based on the closing sale price of $0.0003 per share on that date.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 5,261,244,194 as of March 31, 2021.

PART I

Item 1. Business

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements." These forward-looking statements generally are identified by the words "believes," "project," "expects," "anticipates," "estimates," "intends," "strategy," "plan," "may," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Overview

Our business is conducted through our wholly-owned subsidiaries, Humbly Hemp, Endo Brands, and Humble Water Company. Humbly Hemp sells and markets a line of hemp enhanced snack foods. Humble Water Company is in a partnership with Springhill Water Co. to develop a line of High Alkaline, Natural Mineral Water, and a bottling and packaging facility. Endo Brands creates and markets a line of CBD consumer products and through ENDO Labs creates white label products and formulations for CBD brands. As of Fall 2019, in order to form a more efficient corporate structure, Humbly Hemp, Inc. has been merged into Right On Brands, Inc. Right on Brands creates lasting brands with emerging functional ingredients, and our focus right now is industrial hemp, hemp derived cannabinoids, and high alkaline water.

PRODUCT LINE

HUMBLY HEMP

Humbly Hemp Snack Bar

The Humbly Hemp Snack Bar is a first of its kind hemp powered superfood bar. Our bar is certified vegan, and gluten free. We manufacture in an allergen free facility so NO Soy, and NO-GMO's. From the research we have done with the current products on the market, we believe that it is one of the best bars on the market.

Flavors:

• Brownie Walnut • Chocolate Chip Cookie Dough • Peanut Butter & Honey	• Peanut Butter Chocolate Chip • Salted Almond Chocolate

Humbly Hemp Sparkling Tea

Our Sparkling Teas are made with Black Tea, Ginseng Root Extract and Ashwaghanda Root Extract and naturally flavored for a clean crisp taste.

Flavors:

•         Peach Mango

•         Raspberry Hibiscus

•         Watermelon

ENDO BRANDS:

Endo Water:

ENDO Water is one of a kind wellness drink as “structured water” is one of the biggest wants in the health and wellness market. ENDO Water is created to "Fuel Mind and Body" targeted to increase the performance of the Endo-Cannabanoid System. The endocannabinoid system (ECS) is a group of endogenous cannabinoid receptors located in the mammalian brain and throughout the central and peripheral nervous systems, consisting of neuromodulatory lipids and their receptors. Our water is lightly flavored, almost an essence, and infused with CBD (Cannabidiol). CBD is a NON PHSYCOACTIVE derivative of Cannabis. Our proprietary blend is Sugar Free, Naturally Flavored, has a high PH level and has emulsified CBD for increased bioavailability.

ENDO Drops:

The easiest and most effective way to get your daily CBD supplementation. These daily drops are blended with amazing essential oils for a great taste. You can take them either directly or mix them into your favorite beverage.

ENDO Ease:

Topical Pain relief product, it is our Endo Select Hemp Oil infused with an easy pump distribution cap.

ENDO Tokes:

This is a pre-rolled CBD flower that comes in the shape of a cigarette. The product is however, tobacco free and has less than 0.30% THC so it won’t get you high, but it is a quick delivery system for CBD.

Competition & our Advantages

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

☐	CBD MD: CBD MD is a manufacturer of CBD infused products. CBD MD has a full line of CBD infused products.

Our Potential Advantages

Our brands offer a new take on hemp products. Humbly Hemp snacks are positions to bring hemp into the daily routine of the "everyman". Our branding and market position take the stigma and fear out of hemp, creating an approachable product for anyone to enjoy. ENDO Brands advantage in the market is our unique formulation, price point, high quality. We are one of the first in the CBD industry to have a testable, full spectrum CBD water product. Our in-house formulation allows us to create our proprietary CBD ingredient and infuse our products at a fraction of the cost of other brands.

Marketing, Sales, and Distribution Strategies

Marketing Plan

Multi-Channel Marketing: We promote through multiple channels to build brand awareness for our initial products.

Online Marketing: We tailor an online marketing campaign to attract the two market segments mentioned earlier in the target market segment. This position will assure that we are promoting to the most viable group of consumers. However, most major online platform do not allow the advertising of CBD infused products for sale so we are limited in what we can promote.

Instagram: Our goal on IG for our brands is to build an obsessed fan base and an engaged community. Hemp education is a vital part of these channels, we will utilize this channel to show the “lifestyle” using our products as well as unique info on our products and drive traffic to our stores.

Twitter: We will use Twitter to inform our customers and investors about the company and to drive traffic to our website that will convert into purchases.

Facebook: Facebook has gone from being a publishing channel for brands, to now a landing page of brand identity. We will utilize Facebook as a cornerstone of our online identity. We will be careful about being "too promotional" and we will be aiming for content that people will share.

Consumer Outreach & Education: The most important factor in the marketing of our products will be consumer education on the benefits of hemp and CBD.

Sales Plan

Retail Distribution: Our partnership with distributors across the country will give us a leg up on the competition. The ability to get our products into distributors having access to so many retail locations is a big win for our brands. We are currently focusing on the South, the South-East and the Mid-West, but we plan on moving towards the North-East and West in the near future.

Online Sales: Our website is extremely easy to use. We worked with our website designers to ensure that our marketplace is both beautiful and functional. We currently have the following websites: EndoBrands.com / HumblyHemp.com / EndoTokes.com.

Manufacturing and Distribution

Humbly Hemp

The Humbly Hemp Snack Bar are produced by a world class co packer.

Endo Water

We are currently having our proprietary recipe manufactured and packed at a world class facility. We are looking to bring on a second manufacturer soon so that we are able to produce our product as dictated by location of demand and save on freight costs.

Humble Water Co.

Our partnership in Montana with the Springhill Water Co. allows us in the future to sell natural water directly from the source in Cut Bank, Montana, at the foothills of Glacier National Park. We are looking to build our own bottling facility on site to bring untouched-by-hands bottled natural water to our current distribution channels.

Joint Venture with Centre Manufacturing, Inc.

Effective June 19, 2018, we formed a new company, Endo & Centre Venture, LLC ("Endo & Centre"), for the purposes of carrying out a joint venture with Centre Manufacturing, Inc. ("Centre Manufacturing"), a food and beverage manufacturer owned by our President, Ashok Patel. Through Endo & Centre, we plan to pursue the manufacture, marketing, and sales of private label food and beverages. Centre Manufacturing will carry out the product manufacturing and, through our subsidiary Endo Brands, Inc., we will focus on marketing and sales of private-label food and beverage products. The joint venture with Centre Manufacturing is governed by the Operating Agreement for Endo & Centre. Our subsidiary, Endo Brands, Inc., owns 51% of Endo & Centre, and Centre Manufacturing owns a 49% membership interest. Profits and losses for the company will be shared on a 50/50 basis.

Item 1A. Risk Factors

Risks Related to Our Company and Business

If we do not obtain additional financing, our business development plans will be delayed and we may not achieve profitable operations.

We will require significant additional capital to execute on our business development plans. We intend to seek additional funds through private placements of our common stock or other securities as well as public sale of our stock to the public. Our business plan calls for incurring expenses for the purchase of products, website maintenance, and expenses for salary, legal, and administration. If no additional financing is secured, we may have to significantly curtail our plan of operations. If that is the case, our business will not grow as desired. Our ability to raise additional financing is unknown. We do not have any formal commitments or arrangements for the advancement of funds. Consequently, there can be no assurance that we will be able to obtain access to capital as and when needed or, if so, that the terms of any available financing will be commercially reasonable. If we are unable to raise suitable financing, our business development plans may be delayed and we may be unable to achieve profitable operations.

Since we have limited operating history and limited revenues to date, we may be unable to achieve or maintain profitability. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a newer enterprise.

We have limited financial resources and have generated limited revenues to date in our business. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by an emerging growth company starting a new business enterprise and the highly competitive environment in which we will operate. Since we have a limited operating history and lack a track record of consistent revenues, we cannot assure you that our business will be profitable or that we will ever generate sufficient revenues to fully meet our expenses and totally support our anticipated activities.

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

We have hired Dr. Ashok Patel to be our President. His experience in natural oils will allow us to make a breadth of amazing products. However, if he ends his relationship with the Company we may not be able to produce any new products in the future. We have our Endo Water bottled at one facility. If this facility does not continue to work with us in the future, we may be unable to produce any more product. We rely upon one company to produce the Humbly Hemp Snack Bar and some of our additional products. Our ability to grow our business and customer base will depend upon smoothly functioning relationships with our manufacturing and fulfillment partners and our ability to integrate their roles with our marketing and customer service operations. If we are unable to smoothly integrate these third party operations into our business, or if we are unable to establish and maintain strong relationships with these key outside parties, our ability to successfully deliver quality products to our customer in a timely manner will be adversely affected, and our ability to achieve profitability will be severely impaired.

If we are unable to successfully market our products or our products do not perform as expected, our business and financial condition will be adversely affected.

We are subject to the risks generally associated with new product introductions and applications, including lack of market acceptance and failure of products to perform as expected. There can be no assurance that we will be successful in marketing our products to the public. Our success will depend on our ability to grow our wholesale distribution network and to develop additional sales channels on cost-effective terms. Our marketing efforts may not be sufficient to generate significant and ongoing sales. Further, if our products do not perform as expected by consumers, either in terms of flavor or perceived performance, our ability to expand our product distribution and grow overall sales will be severely impaired.

Because consumer preferences change frequently, if we fail to innovate, our business and financial condition will be adversely affected.

As a result of changing consumer preferences, most new products are successfully marketed for a limited period of time. Even if our products show early signs of promise, there can be no assurance that our products will continue to be popular for an extended period of time. Our success will be dependent upon our ability to address the changing needs and tastes of the consumer market. Our failure to innovate over time and to adjust to consumer preferences on a regular basis could cause us to fail to achieve and sustain ongoing market acceptance could have a material adverse effect on our financial condition and results of operations.

Because of pressures from competitors with more resources, we may fail to implement our business strategy profitably.

The market for our products is intensely competitive and we expect competition to increase in the future. We will compete with larger and more established companies that have longer operating histories, greater name recognition, access to larger customer bases and distribution networks, and significantly greater financial, technical and marketing resources than we do. As a result, they may be able to adapt more quickly to changes in customer preferences and to devote greater resources to the promotion and sale of their products than we will. In addition, they may have more firmly established financial, manufacturing, distribution, and sales relationships in the industry. Therefore, we cannot be sure that we will be able to successfully implement our business strategy in the face of such competition. If we cannot compete effectively, we may experience future price reductions, reduced gross margins and loss of market share, any of which will materially adversely affect our business, operating results and financial condition.

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

Our success depends on the expertise and continued service of my different persons. If one of them leaves the company, it may be difficult to find a sufficiently qualified and motivated individual to replace him/her and it may result in our being unable to implement our business plan and even a complete cessation of our operations, which would likely result in the total loss of an investor's investment. In addition, our product development depends heavily on the services of Mr. Ashok Patel. It will be difficult to find a sufficiently qualified and motivated individual to replace Mr. Patel in the event of death, disability, or resignation.

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

The recent coronavirus outbreak may adversely affect our business.

In December 2019, a strain of coronavirus was reported to have surfaced in Wuhan, China, and has reached multiple other countries, resulting in government-imposed quarantines, travel restrictions and other public health safety measures in China, the U.S., Italy, Israel and other affected countries. The continued outbreak and spreading of the coronavirus has and may continue to adversely impact our business, as our operations are based in the United States which has been severely affected by the outbreak. The various precautionary measures taken by many governmental authorities around the world in order to limit the spread of the coronavirus has had and may continue to have an adverse effect on the global markets and global economy, including on the availability and pricing of employees, resources, materials, manufacturing and delivery efforts and other aspects of the global economy. The financial downturn has affected the working hours or availability of staff and third-party contractors, and our clients may encounter cash-flow issues that will delay their payments to us. We also rely on third-party professionals to provide services such as the preparation of our financial statements and to conduct audits, and many of these parties have been affected by government-imposed precautionary measures, thereby delaying our receipt of these services. Therefore, the coronavirus has and could continue to disrupt production and cause delays in the supply and delivery of our products, may continue to affect our operation and disrupt the marketplace in which we operate and may have a material adverse effect on our operations. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. The development of the coronavirus outbreak could materially disrupt our business and operations, hamper our ability to raise additional funds or sell our securities, continue to slow down the overall economy, curtail consumer spending, interrupt our sources of supply, and make it hard to adequately staff our operations.

Risks Related to Legal Uncertainty

If we are the subject of significant future product liability or related lawsuits, our business will likely fail.

Like all sellers of products for human consumption, we cannot eliminate the risk that our products may be subjection to contamination during the manufacturing or distribution process. Although we currently maintain product liability and general liability insurance, we may not be able to obtain such coverage in the future or such coverage may not be adequate to cover all potential claims. Moreover, even if we are able to maintain sufficient insurance coverage in the future, any successful claim could significantly harm our business, financial condition and results of operations.

The legal status of the main ingredient in our products is uncertain.

Currently, even though many companies are selling food items enhanced with Cannabidiol (CBD), the legal status of CBD for use in food is uncertain. For example, in July 2018, the Department of Public Health of the State of California issued a directive stating that CBD derived from industrial hemp, as is used in products like our ENDO Water line, is not approved for use in human or pet food. The State of New York has taken a similar position. The FDA has taken a similar position. If this position is adopted by many other states in the future, it could significantly harm our business, financial condition, and results of operations. Furthermore, the Food and Drug Administration has also not declared CBD Generally Recognized As Safe (GRAS) and, as such, it could issue a directive similar to the one issued by the State of California.

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

Generally, existing shareholders will experience dilution of their ownership percentage in the company if and when additional shares of common stock are offered and sold. In the future, we may be required to seek additional equity funding in the form of private or public offerings of our common stock and/or use convertible debt. In the event that we undertake subsequent offerings of common stock, or raise money using convertible debentures, your ownership percentage, voting power as a common shareholder, and earnings per share, if any, will be proportionately diluted. This may, in turn, result in a substantial decrease in the per-share value of your common stock.

Because FINRA sales practice requirements may limit a stockholder's ability to buy and sell our stock, investors may not be able to sell their stock should they desire to do so.

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

Because we are subject to the "Penny Stock" rules, the level of trading activity in our stock may be reduced.

Broker-dealer practices in connection with transactions in "penny stocks" are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges or quoted on Nasdaq). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, broker-dealers who sell these securities to persons other than established customers and "accredited investors" must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are at 12608 Forestgate Drive Dallas, TX 75243.

The property is sufficient for our current business size.

Item 3. Legal Proceedings

We are currently in a dispute with a lender concerning the amount due it after conversion of a convertible debenture to common stock. In the future, we may not be able to resolve this dispute in an amount that the resources of the Company can meet or the amount of settlement could cause the Company to have serious cash flow issues. If this dispute leads to litigation the attorneys’ fees could be significant and the company may not have the resources to meet these attorneys’ fees.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted under the symbol "RTON" on the OTCQB tier of the over-the-counter electronic quotation system operated by OTC Markets Group, Inc. The following tables set forth the range of high and low prices for our common stock for the each of the periods indicated as reported by the OTC Markets quotation system. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ended March 31, 2020

Quarter Ended	High $	Low $
March 31, 2020	$0.0013	$0.0001
December 31, 2019	$0.0042	$0.0009
September 30, 2019	$0.0338	$0.0034
June 30, 2019	$0.0489	$0.0065

Fiscal Year Ended March 31, 2019

Quarter Ended	High $	Low $
March 31, 2019	$0.0995	$0.0400
December 31, 2018	$0.1696	$0.0515
September 30, 2018	$0.1499	$0.0650
June 30, 2018	$0.3700	$0.1198

On March 30, 2021, the last sales price per share of our common stock was $0.0037.

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

Holders of Our Common Stock

As of March 31, 2020, we had 999,515,530 shares of our common stock issued and outstanding, held by approximately 120 shareholders of record.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Fiscal Year Ended March 31, 2020 Compared to Fiscal Year Ended March 31, 2019

During the year ended March 31, 2020, we generated revenue of $328,580. Our cost of goods sold was $307,280, resulting in gross margin of $21,300. We incurred total operating expenses of $968,540, consisting of consulting fees of $162,435, executive compensation of $101,000, general and administrative expenses of $345,157, legal and professional fees of $195,855, bad debt expense of $21,362, advertising and promotion costs of $66,838, asset impairment of $69,113 and depreciation and amortization of $6,780. In addition, we incurred interest expense of $906,177, default penalties of $301,980, financing costs of $496,784, a loss on the change in fair value of derivative liabilities of $821,961, a net loss on extinguishment of debt of $1,447 and other income of $112. Our net loss for the year ended March 31, 2020 was $3,475,477.

By comparison, during the year ended March 31, 2019, we generated revenue of $255,821. Our cost of goods sold was $168,918, resulting in gross margin of $86,903. We incurred total operating expenses of $5,103,370, consisting of consulting fees of $3,190,800, executive compensation of $1,102,858, general and administrative expenses of $446,894, legal and professional fees of $124,269, bad debt expense of $95,632, advertising and promotion costs of $86,963, and depreciation and amortization of $2,888. In addition, we incurred interest expense of $459,062, default penalties of $298,600, financing costs of $1,676,568, and a gain on the change in fair value of derivative liabilities of $1,365,539. Our net loss for the year ended March 31, 2019 was $6,085,157.

Our expenses decreased during the year ended March 31, 2020, as compared to the prior year, largely as a result of decreased costs for legal, professional, and consulting fees as well as a significant decrease in financing costs incurred for debt funding received in the current year. As we continue with the development and marketing of our new health food and planned bottled water products, we expect that our expenses, as well as our revenues, will increase significantly over the current fiscal year.

Liquidity and Capital Resources

As of March 31, 2020, we had current assets in the amount of $124,720, consisting of cash in the amount of $67,153, accounts receivable, net of allowance, of $7,169, prepaid expenses of $34,862 and inventory of $15,536.

As of March 31, 2020, we had current liabilities of $2,375,199, consisting of notes payable of $299,000, convertible debts, net of discounts, in the amount of $275,941, derivative liability of $1,574,097, accounts payable of $109,243, accrued interest of $71,318, and current portion of lease liability of $45,600.

We have funded our operations to date through the issuance of common stock in offerings exempt under Rule 506, as well as through the issuance of notes payable and convertible notes payable.

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

Off Balance Sheet Arrangements

As of March 31, 2020, there were no off balance sheet arrangements.

Going Concern

We have experienced recurring losses from operations and had an accumulated deficit of $13,661,579 as of March 31, 2020. To date, we have not been able to produce sufficient sales to become cash flow positive and profitable on a consistent basis. The success of our business plan during the next 12 months and beyond will be contingent upon generating sufficient revenue to cover our costs of operations and/or upon obtaining additional financing. If the Company raises additional funds through the issuance of equity, the percentage ownership of current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to the rights, preferences and privileges of the Company’s common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict its future plans for developing its business and achieving commercial revenues. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most "critical accounting polices" in the Management Discussion and Analysis. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of a company's financial condition and results, and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We do not believe that the following accounting policies currently fit this definition.

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

Inventory

Inventories are stated at the lower of cost (average cost) or market (net realizable value). Inventory consisted of raw materials and finished goods inventory of $3,921 and $11,615, respectively, as of March 31, 2020. Inventory consisted of raw materials, work in process inventory and finished goods inventory of $43,796, $30,611 and $139,550, respectively, as of March 31, 2019.

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

Long-lived Assets

The Company's long-lived assets and other assets (consisting of property and equipment) are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360," Property, Plant, and Equipment", and FASB ASC Topic 205 " Presentation of Financial Statements ". The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management's estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through March 31, 2020 and 2019, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company's products or services will continue, which could result in an impairment of long-lived assets in the future.

Stock-Based Compensation

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

On April 1, 2018 the Company adopted ASU 2014-09, “Revenue from Contracts with Customers (ASC 606)” using the modified retrospective method. Adoption of the new revenue standard had no impact on the Company’s consolidated balance sheet, results of operations, equity (deficit) or cash flows as of the adoption date and the Company does not expect and further material impact to its consolidated financial statements on an ongoing basis as a result of adopting the revenue standard.

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

Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2020 and 2019 the fair value of cash and accounts payable, approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

Convertible Instruments

The Company evaluates and account for conversion options embedded in convertible instruments in accordance with ASC 815 " Derivatives and Hedging Activities".

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-2	Consolidated Balance Sheets as of March 31, 2020 and March 31, 2019;
F-3	Consolidated Statements of Operations for the years ended March 31, 2020 and 2019;
F-4	Consolidated Statement of Stockholders' Equity (Deficit) for the years ended March 31, 2020 and 2019;
F-5	Consolidated Statements of Cash Flows for the years ended March 31, 2020 and 2019
F-6	Notes to the Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Right On Brands, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Right On Brands, Inc. and its subsidiaries (the “Company”) as of March 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended March 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2020 and 2019, and the results of its consolidated operations and its consolidated cash flows for each of the two years in the period ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses since inception and has a significant working capital deficiency both of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ Turner, Stone & Company, L.L.P.

We have served as the Company’s auditor since 2019.

Dallas, Texas

March 31, 2021

RIGHT ON BRANDS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2020	2019

ASSETS
Current assets
Cash	$67,153	$90,883
Accounts receivable, net of allowance	7,169	24,184
Prepaid expenses	34,862	-
Inventory	15,536	213,957
Total current assets	124,720	329,024

Non-current assets
Property and equipment, net of depreciation	21,132	27,451
Intangible assets, net of amortization	307	768
Right of use asset (Note 11)	91,200	-
Total non-current assets	112,639	28,219

Total assets	$237,359	$357,243

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$109,243	$66,689
Accrued interest payable	71,318	30,337
Lease liability, current portion (Note 11)	45,600	-
Notes payable	299,000	609,000
Convertible debt, net of discount	275,941	347,473
Derivative liability	1,574,097	1,034,939
Total current liabilities	2,375,199	2,088,438

Lease liability, non-current (Note 11)	45,600	-

Total liabilities	2,420,799	2,088,438

Commitments and contingencies (Note 11)

Stockholders' deficit
Series A Preferred stock; 10,000,000 shares authorized of $.001 par value;
5,000,000 and 5,000,000 shares issued March 31, 2020 and 2019, respectively	5,000	5,000
Common stock; par value $.001; 12,000,000,000 and 500,000,000 shares authorized
999,515,530 and 73,652,594 shares issued March 31, 2020 and 2019, respectively	999,516	73,653
Additional paid-in capital	10,382,366	8,295,767
Common stock payable	66,820	56,050
Accumulated deficit	(13,661,579)	(10,186,102)
Total Right On Brands stockholders' deficit	(2,207,877)	(1,755,632)
Noncontrolling interest	24,437	24,437
Total stockholders' deficit	(2,183,440)	(1,731,195)

Total liabilities and stockholders' deficit	$237,359	$357,243

The accompanying notes are an integral part of these consolidated financial statements.

RIGHT ON BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended	Year ended
	March 31,	March 31,
	2020	2019

Revenue	$328,580	$255,821
Cost of goods sold	307,280	168,918
Gross profit	21,300	86,903

Operating expenses
Depreciation and amortization	6,780	2,888
General and administrative	345,157	446,894
Advertising and promotion	66,838	86,963
Legal and professional	195,855	124,269
Executive compensation	101,000	1,102,858
Consulting	162,435	3,190,800
Asset impairment	69,113	52,729
Bad debt expense	21,362	95,632
Research and development	-	337
Total operating expenses	968,540	5,103,370

Other (income) expense
Interest expense	906,177	459,062
Default penalties	301,980	298,600
Financing costs	496,784	1,676,568
Change in fair value of derivative liability	821,961	(1,365,539)
Loss on settlement of liabilities	9,247	-
Gain on settlement of liabilities	(7,800)	-
Other income	(112)	-
Total other (income) expense	2,528,237	1,068,691

Net loss before noncontrolling interest	(3,475,477)	(6,085,157)

Net gain (loss) attributable to noncontrolling interest	-	-

Net loss attributable to stockholders of Right On Brands, Inc.	$(3,475,477)	$(6,085,157)

Loss per share
Basic loss per share	$(0.01)	$(0.09)

Basic weighted average shares outstanding	376,175,431	66,759,168

The accompanying notes are an integral part of these consolidated financial statements.

RIGHT ON BRANDS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

									Total
					Additional	Common			Stockholders'
	Preferred Shares		Common Shares		Paid In	Stock	Accumulated	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Interest	(Deficit)
Balance, March 31, 2018	5,000,000	$5,000	63,543,869	$63,544	$6,513,979	$474,000	$(4,100,945)	$24,437	$2,980,015

Issuance of common stock for cash	-	-	2,666,000	2,666	97,334	-	-	-	100,000

Conversion of debt to common stock	-	-	6,402,725	6,403	110,847	20,000	-	-	137,250

Issuance of common stock for services	-	-	-	-	-	36,050	-	-	36,050

Issuance of common stock for cash and warrants	-	-	40,000	40	9,960	-	-	-	10,000

Issuance of common stock for penalty	-	-	1,000,000	1,000	75,100	-	-	-	76,100

Settlement of convertible note payable	-	-	-	-	199,341	-	-	-	199,341

Options and warrants issued for consulting and executive compensation	-	-	-	-	1,289,206	-	-	-	1,289,206

Note payable for shares pending issuance	-	-	-	-	-	(474,000)	-	-	(474,000)

Net loss	-	-	-	-	-	-	(6,085,157)	-	(6,085,157)

Balance, March 31, 2019	5,000,000	$5,000	73,652,594	$73,653	$8,295,767	$56,050	$(10,186,102)	$24,437	$(1,731,195)

Issuance of common stock for cash	-	-	14,416,666	14,417	80,583	30,770	-	-	125,770

Settlement of liabilities	-	-	28,000,000	28,000	(5,800)	-	-	-	22,200

Conversion of convertible notes payable and interest	-	-	840,946,270	840,946	1,439,210	(20,000)	-	-	2,260,156

Settlement of note payable	-	-	800,000	800	473,200	-	-	-	474,000

Shares issued for financing costs	-	-	40,700,000	40,700	(20,350)	-	-	-	20,350

Warrants issued for financing costs	-	-	-	-	33,113	-	-	-	33,113

Warrants issued for services	-	-	-	-	11,543	-	-	-	11,543

Shares issued for default penalty	-	-	1,000,000	1,000	75,100	-	-	-	76,100

Net loss	-	-	-	-	-	-	(3,475,477)	-	(3,475,477)

Balance, March 31, 2020	5,000,000	$5,000	999,515,530	$999,516	$10,382,366	$66,820	$(13,661,579)	$24,437	$(2,183,440)

The accompanying notes are an integral part of these consolidated financial statements.

RIGHT ON BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended	Year ended
	March 31,	March 31,
	2020	2019

Cash flows used in operating activities
Net loss	$(3,475,477)	$(6,085,157)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	6,780	2,888
Bad debt expense	21,362	95,632
Amortization of debt discount	810,027	421,583
Inventory write-down	69,113	52,729
Financing costs	496,784	1,692,319
Change in fair value of derivative liability	821,961	(1,365,539)
Stock-based compensation	11,543	1,325,256
Stock and debt-based penalties	301,980	298,600
Loss on settlement of liabilities	1,447
(Increase) decrease in assets
Accounts receivable	(4,347)	(116,919)
Prepaid expense	(34,862)	110,227
Inventory	129,308	(252,642)
Deposit	-	2,000
Prepaid stock compensation	-	2,858,457
Increase (decrease) in liabilities
Accounts payable	43,865	49,978
Accrued interest payable	117,516	36,965
Net cash used in operating activities	(683,000)	(873,623)

Cash flows used in investing activities
Purchase of property and equipment	-	(18,000)
Net cash used in investing activities	-	(18,000)

Cash flows provided by financing activities
Proceeds from notes payable	25,000	-
Proceeds from convertible debt	508,500	825,000
Proceeds from issuances of common stock	125,770	110,000
Net cash provided by financing activities	659,270	935,000

Increase (decrease) in cash	(23,730)	43,377
Cash-beginning of year	90,883	47,506
Cash-end of year	$67,153	$90,883

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities
Right of use asset and liability	$136,800	$-
Original issuance discount on note payable	$25,000	$-
Original issuance discount on convertible debt	$42,150	$980,800
Discount on convertible debt from derivative liability	$495,795	$-
Common stock issued to settle notes payable	$474,000	$-
Convertible debt and interest converted into common stock	$2,260,156	$137,250
Common stock payable converted to note payable	$-	$494,000
Penalty accrued as note payable	$-	$135,000

The accompanying notes are an integral part of these consolidated financial statements.

RIGHT ON BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Formation and Business Activity

Right on Brands, Inc. (“we” or “the Company” or “Right on Brands”) was incorporated under the laws of the State of Nevada on April 1, 2011, as HealthTalk Live, Inc. On August 10, 2017, the Company amended is articles of incorporation and changed its name to Right On Brands, Inc. ("Right On Brands")("the Company"). Right On Brands is a health and wellness focused company developing and marketing their brands as described herein.

During the year ended March 31, 2017, the Company acquired Humbly Hemp, Inc. as a wholly owned subsidiary. On August 31, 2017 the Company common shares commenced trading under the new stock symbol OTC Pink: RTON. Our Chief Executive Officer has been identified as the chief operating decision maker as defined by FASB ASC Topic 280.

Addition of New Wholly Owned Subsidiary, Humble Water Company

On May 11, 2017, the Company formed a wholly owned subsidiary, Humble Water Company. ("Humble") Humble was formed to handle the joint venture with Spring Hill Water Co. No significant activity related to the joint venture occurred during the fiscal years ended March 31, 2020 and 2019.

Addition of New Wholly Owned Subsidiary, Endo Brands, Inc.

On June 27, 2017, the Company formed a wholly owned subsidiary, Endo Brands, Inc. ("Endo"). Endo Brands has products in the CBD and hemp oil marketplace.

Addition of Partially Owned Subsidiary, Endo & Centre Venture LLC

On April 16, 2018, the Company entered into an operating agreement with Centre Manufacturing, Inc. ("Centre") and agreed to form an LLC. The LLC is owned 51% by the Company and 49% owned by Centre, but all income and losses will be split evenly. The owner of Centre is the CEO of the Company. On June 19, 2018, the Company formed a majority owned subsidiary, Endo & Centre Venture LLC. No significant activity has occurred during the fiscal years ended March 31, 2020 and 2019.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Right On Brands, Inc. and its wholly owned subsidiaries and majority owned business (Humbly Hemp, Inc., Endo Brands, Inc., Humble Water Company, Springhill Water Co, and Endo & Centre Venture LLC). Intercompany accounts and transactions have been eliminated upon consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains cash balances at three financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of March 31, 2020, and 2019, the Company’s cash balance did not exceed FDIC coverage.

Accounts Receivable

The Company performs periodic credit evaluations of its customers’ financial condition and extends credit to virtually all of its customers on an uncollateralized basis. Credit losses to date have been insignificant and within management’s expectations. The Company provides an allowance for doubtful accounts that is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Normal accounts receivable are due 30 to 45 days after the issuance of the invoice. Receivables past due more than 60 days are considered delinquent. Delinquent receivables are evaluated for collectability based on individual credit evaluation and specific circumstances of the customer. As of March 31, 2020 and 2019, the Company’s allowance for doubtful accounts was $0 and $34,479, respectively. The Company wrote off $34,479 and $61,153 of accounts receivable against the allowance for doubtful accounts during fiscal years ended March 31, 2020 and 2019, respectively.

Property and Equipment

Property and equipment are stated at cost, using a capitalization threshold of $2,500. Depreciation is provided by the straight-line method over the useful lives of the related assets, ranging from one to five years.

The cost of building the Company's website has been capitalized and amortized over a period of three years. Expenditures for minor enhancements and maintenance are expensed as incurred.

Inventory

Inventories are stated at the lower of cost (average cost) or market (net realizable value). Cost includes materials related to the purchase and production of inventories. We regularly review inventory quantities on hand, future purchase commitments with our suppliers, and the estimated utility of our inventory. If our review indicates a reduction in utility below carrying value, we reduce our inventory to a new cost basis through a charge to cost of revenue.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Long-lived Assets

The Company's long-lived assets and other assets (consisting of property and equipment) are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360," Property, Plant, and Equipment", and FASB ASC Topic 205 " Presentation of Financial Statements ". The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management's estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through March 31, 2020 and 2019, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company's products or services will continue, which could result in an impairment of long-lived assets in the future.

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

Income Taxes

In accordance with FASB ASC Topic 740, "Income Taxes," the Company provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

In addition, the Company’s management performs an evaluation of all uncertain income tax positions taken or expected to be taken in the course of preparing the Company’s income tax returns to determine whether the income tax positions meet a “more likely than not” standard of being sustained under examination by the applicable taxing authorities. This evaluation is required to be performed for all open tax years, as defined by the various statutes of limitations, for federal and state purposes. If the Company has interest or penalties associated with insufficient taxes paid, such expenses are reported in income tax expense.

Fair Value Measurement

ASC Topic 820, “Fair Value Measurement”, requires that certain financial instruments be recognized at their fair values at our balance sheet dates. However, other financial instruments, such as debt obligations, are not required to be recognized at their fair values, but Generally Accepted Accounting Principles in the United States (“GAAP”) provides an option to elect fair value accounting for these instruments. GAAP requires the disclosure of the fair values of all financial instruments, regardless of whether they are recognized at their fair values or carrying amounts in our balance sheets. For financial instruments recognized at fair value, GAAP requires the disclosure of their fair values by type of instrument, along with other information, including changes in the fair values of certain financial instruments recognized in income or other comprehensive income. For financial instruments not recognized at fair value, the disclosure of their fair values is provided below under “Financial Instruments.”

Nonfinancial assets, such as property, plant and equipment, and nonfinancial liabilities are recognized at their carrying amounts in the Company’s balance sheets. GAAP does not permit nonfinancial assets and liabilities to be remeasured at their fair values. However, GAAP requires the remeasurement of such assets and liabilities to their fair values upon the occurrence of certain events, such as the impairment of property, plant and equipment. In addition, if such an event occurs, GAAP requires the disclosure of the fair value of the asset or liability along with other information, including the gain or loss recognized in income in the period the remeasurement occurred.

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;

Level 2 - Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; or

Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The Company did not have any Level 1 or Level 2 assets and liabilities at March 31, 2020 and 2019. The Derivative liabilities are Level 3 fair value measurements.

The following is a summary of activity of Level 3 liabilities during the fiscal years ended March 31, 2020 and 2019:

	2020	2019
Derivative liability balance at beginning of period	$1,034,939	$-
Additions from debt issuances	942,145	2,599,819
Additions from default penalties	81,143	-
Reclass to equity upon conversion/cancellation	(1,306,091)	(199,341)
Change in fair value	821,961	(1,365,539)
Derivative liability balance at end of period	$1,574,097	$1,034,939

During the years ended March 31, 2020 and 2019, the Company entered into several convertible note agreements (Note 6). These notes are convertible at a fraction of the stock closing price near the conversion date. Additionally, the conversion price, as well as other terms including interest rates, adjust if any future financings have more favorable terms. The conversion features of these notes meet the definition of a derivative which therefore requires bifurcation and are accounted for as a derivative liability.

The Company estimated the fair value of the conversion feature derivatives embedded in the convertible debentures based on weighted probabilities of assumptions used in the Black Scholes pricing model. At March 31, 2020, the fair value of the derivative liabilities of convertible notes was estimated using the following weighted-average inputs: the price of the Company’s common stock of $0.0002; a risk-free interest rate ranging from 0.15% to 0.17%, and expected volatility of the Company’s common stock of 364%, various estimated exercise prices, and terms under one year. At March 31, 2019, the fair value of the derivative liabilities of convertible notes was estimated using the following weighted-average inputs: the price of the Company’s common stock of $0.045; a risk-free interest rate ranging from 2.32% to 2.50%, and expected volatility of the Company’s common stock ranging from 286% to 305%, various estimated exercise prices, and terms under one year.

Financial Instruments

The Company’s financial instruments include cash and cash equivalents, receivables, payables, and debt and are accounted for under the provisions of ASC Topic 825, “Financial Instruments”. The carrying amount of these financial instruments, with the exception of discounted debt, as reflected in the consolidated balance sheets approximates fair value.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in convertible instruments in accordance with ASC 815 "Derivatives and Hedging Activities".

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

The Company accounts for convertible instruments (when it has been determined that the embedded conversion options should not be bifurcated from their host instruments) as follows: The Company records when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption. Proceeds from these convertible notes are reported under the financing section of the statements of cash flows. Changes to the fair value of the derivative liability are reported as adjustments to reconcile net loss to net cash used in operating activities in the accompanying statement of cash flows.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers: Topic 606, or ASU 2014-09. ASU 2014-09 establishes the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In applying the new revenue recognition model to contracts with customers, an entity: (1) identifies the contract(s) with a customer; (2) identifies the performance obligations in the contract(s); (3) determines the transaction price; (4) allocates the transaction price to the performance obligations in the contract(s); and (5) recognizes revenue when (or as) the entity satisfies a performance obligation. The accounting standards update applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The accounting standards update also requires significantly expanded quantitative and qualitative disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted Topic 606 as of April 1, 2018, using the modified retrospective transition method. Under the modified retrospective method, the Company would recognize the cumulative effect of initially applying the standard as an adjustment to opening retained earnings at the date of initial application; however, the Company did not have any material adjustment as of the date of the adoption and adoption had no impact on the Company's consolidated balance sheet, results of operations, equity or cash flows as of the adoption date. The comparative periods have not been restated.

In February 2016, the FASB issued ASU 2016-02, Leases. This is a comprehensive new leases standard that amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the term of the lease. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). This standard became effective beginning April 1, 2019 at the inception of the Company’s office and warehouse lease (Note 11). The Company believes adoption of the standard did not have a material impact on our results of operations and financial condition.

During the year ended March 31, 2020, and through the date of this report, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

2.	GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended March 31, 2020, the Company had an accumulated deficit of approximately $13,662,000, had a net loss of approximately $3,475,000, and net cash used in operating activities of approximately $683,000, with approximately $329,000 revenue earned, and a lack of profitable operational history. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.	INVENTORY At March 31, 2020 and 2019, inventory consisted of the following:

	As of March 31, 2020	As of March 31, 2019

Raw materials	$3,921	$43,796
Work-in-process	-	30,611
Finished Goods	11,615	139,550
Ending Balance	$15,536	$213,957

4.	PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS

	As of March 31, 2020	As of March 31, 2019

Website development	$88,965	$88,965
Automobile	31,596	31,596
Studio and office equipment	5,957	5,957
Tenant improvements	10,879	10,879
Intangible assets	1,024	1,024
	138,421	138,421
Accumulated depreciation and amortization	(116,982)	(110,202)
Ending Balance	$21,439	$28,219

Depreciation expense of property and equipment for the fiscal years ended March 31, 2020 and 2019 was $6,319 and $2,786, respectively.

Intangible assets consist of a trademark acquired March 31, 2017 and is being amortized over five years. Amortization expense for the fiscal years ended March 31, 2020 and 2019 was $461 and $102, respectively.

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

As of March 31, 2020 and 2019, the noncontrolling interest was $24,437 in the accompanying consolidated financial statements. As of March 31, 2020 and 2019, our total investment into Spring Hill to date was $101,470. During the fiscal years ended March 31, 2020 and 2019, there have been no significant operations or expenditures in the joint venture.

6.	DEBT

Notes Payable

During October 2016, the Company extinguished $129,549 of debt in exchange for 5,000,000 shares of newly issued common stock. The original note had a maturity date of November 11, 2016 and no interest rate. A total of 4,200,000 shares were issued to three of the four noteholders. As of December 31, 2016, the remaining balance of 800,000 shares of common stock was pending issuance to one noteholder, so common stock payable of $474,000 was recorded in the accompanying consolidated statement of stockholders’ equity. As of July 2019, the shares were still pending issuance; accordingly, the Company reclassified the amount due to Noteholder 8 to notes payable at the fair value of the common stock. During February 2020, the Company issued 800,000 shares of the Company’s common stock pursuant to the October 2016 debt extinguishment. As a result, the note payable of $474,000 is no longer outstanding.

On February 12, 2019, Noteholder 1 submitted a notice of conversion for $125,000 principal and $11,250 accrued interest after the note was in default.  The note terms provided a $3,000 daily fee for failure to deliver common stock prior to a deadline of two days after the conversion notice. The shares due under the conversion were not issued until May 8, 2019. Accordingly, a note payable of $135,000 was recorded as a penalty at March 31, 2019. An additional $114,000 was accrued as a penalty during the year ended March 31, 2020. The $249,000 balance remains outstanding at March 31, 2020.

On November 22, 2019, the Company issued a $50,000 promissory note to Noteholder 11 for a $25,000 cash borrowing. Accordingly, a $25,000 discount was recorded at issuance, all of which was amortized by March 31, 2020. The non-interest-bearing note is secured by inventory, matured February 20, 2020 and remains in default at March 31, 2020.

Convertible Debt

On April 11, 2016, the Company issued a convertible promissory note with Noteholder 8 for $10,000. The unsecured note bears interest at 8% per annum and was due on February 7, 2017. This note is convertible at $0.01 per share and can be converted on or before the maturity date. The Company and lender mutually agreed to extend the maturity date of the note to March 10, 2017, at which time the Company defaulted on the note. Prior to the March 31, 2018, $8,000 in principal was converted into 800,000 shares of the Company’s common stock. The $2,000 balance outstanding at March 31, 2020 remains in default.

On July 7, 2016, the Company issued a convertible promissory note with Noteholder 9 for $25,000. The unsecured note bears interest at 6% per annum and is due on January 7, 2017. This note is convertible at $0.10 per share and can be converted on or before the maturity date. The Company and lender mutually agreed to extend the maturity date of the note to September 30, 2019, at which time the Company defaulted on the note. The $25,000 balance outstanding at March 31, 2020 and 2019 remains in default.

On November 21, 2017, the Company issued a convertible promissory note with Noteholder 8 for $20,000. The unsecured note bears interest at 6% per annum and was due on May 21, 2018 but was extended to September 30, 2019, at which time the Company defaulted on the note. The note is convertible at $0.20 per share and can be converted on or before the maturity date. The $20,000 balance outstanding at March 31, 2020 and 2019 remains in default.

During the fiscal year ended March 31, 2019, the Company issued convertible promissory notes summarized as follows:

	Origination		Interest	Conversion	Note
Noteholder	Date	Date Due	Rate	Discount	Amount

Noteholder 1	04/26/18	10/26/18	12%	50%	$125,000
Noteholder 2	11/01/18	08/01/19	12%	35%	247,500
Noteholder 3	12/04/18	12/04/19	10%	35%	75,000
Noteholder 4	11/15/18	08/15/19	12%	35%	81,900
Noteholder 5	11/12/18	11/12/19	12%	35%	134,400
Noteholder 5	02/22/19	02/22/20	12%	35%	110,250
Noteholder 6	01/03/19	10/03/19	12%	35%	130,000
Noteholder 7	01/24/19	01/24/20	12%	35%	81,750

At March 31, 2019, the Company's convertible promissory notes and related debt discount and derivative liability are summarized as follows:

		Gross
	Gross	amount	Net amounts	Corresponding
	amount	offset by	of liabilities	Derivative
Noteholder	of liability	debt discount	presented	Balance
Noteholder 2	$247,500	$115,592	$131,908	$258,372
Noteholder 3	75,000	54,849	20,151	94,843
Noteholder 4	81,900	51,188	30,712	87,582
Noteholder 5	244,650	183,074	61,576	325,589
Noteholder 6	130,000	87,500	42,500	155,384
Noteholder 7	81,750	68,124	13,626	113,169
Noteholder 8	22,000	-	22,000	-
Noteholder 9	25,000	-	25,000	-
	$907,800	$560,327	$347,473	$1,034,939

During the fiscal year ended March 31, 2020, the Company issued convertible promissory notes summarized as follows:

	Origination		Interest	Conversion	Note
Noteholder	Date	Date Due	Rate	Discount	Amount

Noteholder 3	07/17/19	12/04/19	10%	35%	22,500
Noteholder 3	12/04/19	12/04/19	10%	35%	22,876
Noteholder 4	07/15/19	08/15/19	12%	35%	22,441
Noteholder 5	08/05/19	08/05/20	12%	35%	139,650
Noteholder 5	09/13/19	09/13/20	12%	35%	110,250
Noteholder 5	10/14/19	10/14/20	12%	35%	68,250
Noteholder 6	02/13/20	12/13/20	12%	40%	100,000
Noteholder 10	02/27/20	02/26/21	10%	40%	110,000

At March 31, 2020, the Company's convertible promissory notes and related debt discount and derivative liability are summarized as follows:

		Gross
	Gross	amount	Net amounts	Corresponding
	amount	offset by	of liabilities	Derivative
Noteholder	of liability	debt discount	presented	Balance

Noteholder 2	$21,487	$-	$21,487	$59,069
Noteholder 3	29,450	-	29,450	80,960
Noteholder 5	281,250	127,874	153,376	774,897
Noteholder 6	100,000	84,539	15,461	308,481
Noteholder 8	22,000	-	22,000	-
Noteholder 9	25,000	-	25,000	-
Noteholder 10	110,000	100,833	9,167	350,690
	$589,187	$313,246	$275,941	$1,574,097

On February 12, 2019, Noteholder 1 submitted a notice of conversion for $125,000 principal and $11,250 accrued interest after the note was in default. The note terms provided a $3,000 daily fee for failure to deliver common stock prior to a deadline of two days after the conversion notice. The shares due under the conversion were not issued until May 8, 2019. Accordingly, a note payable of $135,000 was recorded as a penalty at March 31, 2019. An additional $114,000 was accrued as a penalty during the year ended March 31, 2020. The $249,000 balance remains outstanding at March 31, 2020.

The convertible debt held by noteholders 2, 3, 6, 8 and 9 are in default at March 31, 2020. Subsequent to March 31, 2020 and prior to the issuance of these financial statements, the Company defaulted on convertible debt held by noteholder 5. At the noteholders’ discretion, if notice is given to the Company, additional penalties of approximately $20,000 would be due.

The fiscal year 2019 and fiscal year 2020 note agreements require a certain number of shares be reserved so that they are readily available for note conversion. As of March 31, 2020 and 2019, we had approximately 7 billion shares and 398 million shares, respectively, of our common stock reserved or designated for future issuance upon conversion of outstanding convertible promissory notes. As of March 31, 2020, Noteholder 5 had fewer shares reserved than required; however, sufficient shares were reserved for note conversion.

Future maturities of the Company’s debt as of March 31, 2020 is as follows:

Years Ending March 31,	Amount
2021	$888,187
Less debt discount	(313,246)
$574,941

Interest expense for the year ended March 31, 2020 included interest expense on debt of $95,789 and amortization of debt discount of $810,027. As of March 31, 2020, the balance of accrued interest was $71,290.

Interest expense for the year ended March 31, 2019 included interest expense on debt of $37,479 and amortization of debt discount of $421,583. As of March 31, 2019, the balance of accrued interest was $30,337.

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

The Company had no potential additional dilutive securities outstanding for the years ended March 31, 2020 and 2019, except as follows:

	Potential additional common stock shares
	March 31, 2020	March 31, 2019

Potentially dilutive security:
Preferred stock	25,000,000	25,000,000
Warrants	19,230,000	4,480,000
Options	8,000,000	8,000,000
Convertible debt	8,611,119,231	30,910,975
Potentially dilutive securities	8,663,349,231	68,390,975

8.	STOCKHOLDERS' EQUITY

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

On June 6, 2019 the Board of Directors agreed to amend the certificate of designation for the Series A Preferred stock to have the right to cast a total of fifty-percent (50%) plus one votes on all matters submitted to a vote of holder of the Company’s  common stock, including the election of directors, and  all other matters as required by law. There is no right to cumulative voting in the election of directors. The holders of Series A Preferred Stock shall vote together with all other classes and series of common stock of the Company as a single class on all actions to be taken by the common stock holders of the Company except to the extent that voting as a separate class or series is required by law. Our Series A Preferred Stock does not have any special dividend rights.

On October 1, 2016, the Company issued 5,000,000 shares of our Series A Preferred Stock to Daniel Crawford, a related party, in exchange for 10,000,000 shares of Series A Preferred Stock in Humbly Hemp.

Common Stock

During the year ended March 31, 2019, the Company issued 2,666,000 shares of common stock to two investors for cash of $100,000.

During the year ended March 31, 2019, for cash proceeds from an investor of $10,000, the Company issued 40,000 shares of common stock, 40,000 warrants to purchase 1 share of common stock at $0.75, and 40,000 warrants to purchase 1 share of common stock at $1.25. The warrants are exercisable at any time prior to March 29, 2020.

During the year ended March 31, 2019, 1,000,000 shares of common stock, valued at $76,100, were issued pursuant to a penalty provision contingent on a business combination that did not materialize.

During the year ended March 31, 2019, the Company issued a total of 6,402,725 shares of common stock to lenders for debt of $126,000 and accrued interest of $11,250. The fair value of the derivative at the time of settlement was $199,341.

During December 2017, the Company entered into a three-year consulting agreement with Dr. Ashock Patel, the Company’s CEO, to serve as Director of Product Development. Consideration for services under the agreement provided for the issuance of 700,000 shares of common stock of the Company at the time of execution of the agreement, and the following two anniversaries of the agreement. Since the shares have yet to be issued at March 31, 2020 and 2019, they are reported in common stock payable in the accompanying consolidated statement of stockholders’ equity (deficit).

During the year ended March 31, 2018, the Company issued a total of 7,452,500 shares of common stock for a lock up agreement of $39,000 and for services of $3,164,375. During the year ended March 31, 2019, the Company recorded $2,858,457 for related consulting services and the balance of prepaid stock compensation at March 31, 2019 totaled $0.

During the year ended March 31, 2020, the Company issued a total of 840,946,270 shares of common stock to lenders for upon conversions of convertible debt of $899,230 and related accrued interest of $54,835. The fair value of the derivative liability of the amounts settled at the time of settlement was $1,306,091.

During February 2020, the Company issued 800,000 shares of the Company’s common stock pursuant to an October 2016 debt extinguishment (Note 6).

During the year ended March 31, 2020, the Company issued a total of 14,416,666 shares of common stock to investors for cash of $125,770.

During the year ended March 31, 2020, the Company issued a total of 28,000,000 shares of common stock for the settlement of accounts payable totaling $22,200.

During the year ended March 31, 2020, the Company issued a total of 40,700,000 shares of common stock for debt financing fees totaling $20,350.

During the year ended March 31, 2020, the Company issued a total of 1,000,000 shares of common stock for a debt default penalty totaling $76,100.

Stock Options and Warrants

On November 19, 2018, the Company issued options to its Chief Executive Officer and Chief Financial Officer to purchase 6,000,000 and 2,000,000 shares of common stock, respectively, at five cents ($0.05) per share. The options were immediately vested and expire November 19, 2021.

During January 2019, the Company issued 4,400,000 warrants to consultants. The warrants are convertible one-for-one into common stock at an exercise price of $.05. The warrants were immediately exercisable and expire January 14, 2021.

During the year ended March 31, 2020, stock warrants for 11,250,000 common shares were issued in connection with financing received. An additional warrant to purchase 500,000 common shares was issued with a subscription agreement dated September 16, 2019. The warrants are convertible one-for-one into common stock at an exercise price of $.05. The warrants were immediately exercisable and expire between July and November 2021. In connection with these issuances, the Company recorded financing expenses totaling $33,113.

Additionally, in connection with the appointment of Advisory Board members, warrants for 3,000,000 common shares were issued during October 2019. The warrants are convertible one-for-one into common stock at an exercise price of $.01. The warrants were immediately exercisable and expire September 30, 2021. In connection with these issuances, the Company recorded consulting expenses totaling $11,543.

The Company estimated the fair value of the warrants based on weighted probabilities of assumptions used in the Black Scholes pricing model. The fair value of the warrants were estimated using the following inputs: the price of the Company’s common stock of on the date of issuance; risk-free interest rates ranging from 1.56% to 2.82%, and expected volatility of the Company’s common stock ranging from 292% to 318%, various exercise prices, and terms of approximately two years.

A summary of the status of the Company’s option and warrant grants as of March 31, 2019 and the changes during the fiscal year then ended is presented below:

		Weighted-Average
	Shares	Exercise Price
Outstanding, March 31, 2018	-	$-
Granted	12,480,000	0.06
Exercised	-	-
Expired	-	-

Outstanding, March 31, 2019	12,480,000	$0.06

Exercisable at March 31, 2019	12,480,000	$0.06

A summary of the status of the Company’s option and warrant grants as of March 31, 2020 and the changes during the fiscal year then ended is presented below:

		Weighted-Average
	Shares	Exercise Price
Outstanding, March 31, 2019	12,480,000	$0.06
Granted	14,750,000	0.04
Exercised	-	-
Expired	-	-

Outstanding, March 31, 2020	27,230,000	$0.05

Exercisable at March 31, 2020	27,230,000	$0.05

9.	FEDERAL INCOME TAX

The Company accounts for income taxes under ASC 740-10, which provides for an asset and liability approach of accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributed to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts calculated for income tax purposes. The provision (benefit) for income taxes for the years ended March 31, 2020 and 2019 assumes a statutory 21%, effective tax rate for federal income taxes.

	March 31, 2020	March 31, 2019

Federal tax statutory rate	21%	21%
Temporary differences	(8)%	(16)%
Changes in estimates	0%	9%
Valuation allowance	(13)%	(14)%
Effective rate	0%	0%

The components of deferred tax assets and liabilities as of March 31, 2020 are as follows:

March 31, 2020
Deferred tax assets (liabilities):
Net loss	$(3,475,477)
Temporary differences	(1,630,000)
Bad debt expense	21,362
Change in derivative valuation	821,961
Financing costs	496,784
Valuation allowance	2,135,370
Net deferred tax assets	$--

The Company had deferred income tax assets as of March 31, 2020 and 2019 as follows:

	March 31, 2020	March 31, 2019

Loss carryforwards	$1,630,000	$1,182,000
Less - valuation allowance	(1,630,000)	(1,182,000)
Total net deferred tax assets	$--	$--

The Company provides for a valuation allowance when it is more likely than not that it will not realize a portion of the deferred tax assets. The Company has established a valuation allowance against the net deferred tax asset due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets. Therefore, we have not reflected any benefit of such deferred tax assets in the accompanying financial statements. Our net deferred tax asset and valuation allowance increased by $448,000 and $303,000 in the fiscal years ending March 31, 2020 and 2019, respectively. In the fiscal year ended March 31, 2020, the March 31, 2019 valuation allowance was increased by $570,000 due to an adjustment of the previously estimated loss carryforward of approximately $2,715,000.

At March 31, 2020, the Company had approximately $7,764,000 in federal net operating loss carryforwards. These carry forwards are allowed to be carried forward indefinitely and are to be limited to 80% of the taxable income. Pursuant to Internal Revenue Code Section 382, the future utilization of our net operating loss carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.

To the extent that the tax deduction is included in a net operating loss carry forward and is in excess of amounts recognized for book purposes, no benefit will be recognized until the loss carry forward is recognized. Upon utilization and realization of the carry forward, the corresponding change in the deferred asset and valuation allowance will be recorded as additional paid-in capital.

As of March 31, 2020, the Company had no uncertain tax positions, or interest and penalties, that qualify for either recognition or disclosure in the financial statements. The company is subject to U.S. federal, state and local income tax examinations by tax authorities for years 2016 thru 2019. The tax returns for the fiscal year ended March 31, 2020 has not yet been filed.

10.	RELATED PARTY TRANSACTIONS

During December 2017, the Company entered into a consulting agreement with Dr. Ashok Patel, who served as CEO until September 2019, to serve as Director of Product Development. Consideration for services under the agreement provided for the issuance of 700,000 shares of common stock of the Company at the time of execution of the agreement, and the following two anniversaries of the agreement. During the years ended March 31, 2020 and 2019, the Company recorded compensation expenses related to the agreement totaling $36,050 and $770, respectively. At March 31, 2020 and 2019, the anniversary shares have yet to be issued. Accordingly, they are reported in the accompanying consolidate statement of stockholders’ equity (deficit) as common stock payable.

The trustee of La Dulce Vita Trust, Noteholder 8, is the aunt of Daniel Crawford, a related party. The trust is a noteholder as detailed in Note 6 and was issued common stock as detailed in Note 8.

On April 16, 2018, the Company entered into an operating agreement with Centre Manufacturing, Inc. ("Centre") and agreed to form an LLC. The LLC is owned 51% by the Company and 49% owned by Centre, but all income and losses will be split evenly. The owner of Centre is the CEO of the Company. On June 19, 2018, the Company formed a majority owned subsidiary, Endo & Centre Venture LLC. No significant activity has occurred during the fiscal years ended March 31, 2020 and 2019.

During the years ended March 31, 2020 and 2019, the Company purchased inventory totaling $13,495 and $140,441, respectively, from Centre. Additionally, during the year ended March 31, 2020, the Company incurred $10,000 in consulting fees with Centre. At March 31, 2020 and 2019, the Company owed Centre $14,154 and $26,791, respectively, which is included in accounts payable on the accompanying consolidated balance sheets.

On August 16, 2018, the Company’s Board of Directors approved the Right On Brands, Inc. 2018 Incentive Plan (the “Plan”). The purpose of the Plan is to provide a means for the Company to continue to attract, motivate and retain management, key employees, consultants and other independent contractors, and to provide these individuals with greater incentive for their service to the Company by linking their interests in the Company’s success with those of the Company and its shareholders. The Plan provides that up to a maximum of 10,000,000 shares of the Company’s common stock (subject to adjustment) are available for issuance under the Plan. To date, no shares have been issued under the Plan.

During November 2018 the Company issued options to its CEO and CFO for the purchase of 6,000,000 and 2,000,000, respectively, shares of common stock as detailed in Note 8. In connection with these issuances, the Company recorded executive compensation expense totaling $1,102,858.

On October 1, 2019 the Company appointed three members to an advisory board and issued each member a warrant convertible into 1,000,000 shares of common stock at $.01 per share as detailed in Note 8.

During the year ended March 31, 2020, David Vic Morisson, the Company’s former head of sales, received $67,000 and $37,500 in consulting fees and contract labor fees, respectively. Additionally, during February 2020, the Company issued its former head of sales 18,000,000 shares of common stock to settle $20,000 in accounts payable.

During the year ended March 31, 2020, the Company’s CEO, Jerry Grisaffi, and CFO, A. David Youssefyah, received executive compensation totaling $56,000 and $45,000, respectively. Additionally, during the year ended March 31, 2020, the Company’s CEO incurred travel expenses and reimbursed travel expenses totaling $41,137 and $6,000, respectively.

At March 31, 2020, the Company had accounts payable totaling $30,800 and $22,760 due to the Company’s CEO and CFO, respectively.

11.	COMMITMENTS AND CONTINGENCIES

On April 1, 2019 the Company entered into a three-year office and warehouse lease of approximately 5,700 square feet in Carrollton, Texas. At the inception of the lease, the Company adopted ASC 842 requiring the recording of assets and liabilities related to leases on the balance sheet. The Company records rent on straight-line basis over the terms of the underlying lease. Rent expense for the years ended March 31, 2020 and 2019 was $40,280 and $0, respectively.

Years Ending March 31,	Amount
2021	$45,600
2022	45,600
$91,200

There is a dispute between the Company and the holder of a convertible note regarding the timing of the conversion. As of March 31, 2020, the full amount of the penalty totaling $249,000 has been recorded within notes payable on the accompanying consolidated balance sheet, and neither side has filed formal legal proceedings against the other side and negotiations are ongoing to resolve the matter

12.	SUBSEQUENT EVENTS

Subsequent to March 31, 2020, the Company issued common stock for settlement of convertible debt and accrued interest as summarized below:

Noteholder	Debt and interest converted	Shares issued
Noteholder 3	$17,346	362,500,000
Noteholder 5	275,955	3,091,020,898
Noteholder 6	120,749	160,999,066
Noteholder 8	2,591	25,910,000
	$416,641	3,640,429,964

On May 9, 2020, the Company received loan proceeds in the amount of $68,000 from a May 5, 2020 note payable under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses and organizations for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period. The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. The Company used the proceeds for purposes consistent with the PPP and the Company expects the loan to be forgiven during the first quarter of 2021.

On July 14, 2020, the Company and Noteholder 8 agreed to amend the conversion terms of the $20,000 convertible note payable so that the conversion price is equal to the lessor of $0.0002 or the lowest price the Company has issued stock to any other common stockholder or through the issuance of stock for the conversion of debt during the 90 days prior to the date of submission of a conversion notice by Noteholder 8.

On July 20, 2020, the Company issued 3,000,000 shares of common stock related to $15,000 cash received when the investor purchased the shares in June 2019. As a result of the issuance, common stock payable was reduced by $15,000.

On October 1, 2020, the Company issued a total of 380,000,000 shares of common stock valued at $76,000 to five individuals for services performed on behalf of the Company. Included in the shares issued were 100,000,000 shares to Director A. David Youssefyeh, 100,000,000 shares to Director and CEO Jerry Grisaffi, and 50,000,000 shares to Director David Lewis.

During December 2020, the Company’s Board of Directors voted to remove Dr. Ashok Patel from his roles as President and Director of the Company.

On February 1, 2021, the Company issued 249,999,999 shares of common stock to investors under three subscription agreements. As part of the subscription agreements, the Company received cash proceeds totaling $75,000.

From February 2, 2021 to February 16, 2021, the Company issued 200,333,333 shares of common stock to an investor under three subscription agreements. As part of the subscription agreements, the Company received proceeds totaling $60,100, of which $35,100 was received in cash and $25,000 was paid directly to a vendor for the purchase of inventory.

On February 16, 2021, the Company issued a $140,000 convertible note payable to an investor. As part of the convertible note agreement, the Company received proceeds totaling $140,000, of which $100,000 was paid directly to Noteholder 5 to pay in full the principal and interest due under the October 14, 2019 convertible note payable (Note 6) and $40,000 was paid directly to Noteholder 3 to pay in full the principal and interest due under the July 17, 2019 convertible note payable (Note 6). The $140,000 convertible note bears interest at 6% per annum, is convertible at $0.015, and matures on August 16, 2021.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending March 31, 2020.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended March 31, 2020. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2020 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of March 31, 2020, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending March 31, 2021: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of March 31, 2021.

Name	Age	Present Positions
Jerry Grisaffi	75	CEO and Chairman of the Board
David Lewis	51	Director
A. David Youssefyeh	50	CFO and Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Jerry Grisaffi – Chairman of the Board

Mr. Grisaffi is a serial entrepreneur who has lived all of his life in Texas. Prior to his appointment Mr. Grisaffi was a consultant to public companies, assisting them with corporate strategy and development. Prior to that, from 2014 to 2017, Mr. Grisaffi was the founder and chairman of the board of Rocky Mountain High Brands, a brand management company that markets healthy products to health-conscious consumers. Prior to founding Rocky Mountain High Brands, from 2010 to 2013, Mr. Grisaffi was the Chairman of the Board and President of Republic of Texas Brands. From 2003 to 2008, Mr. Grisaffi was the President of Microtrack, a company focused on monetizing GPC technology. Previously, Mr. Grisaffi spent forty successful years in the automobile business. He is a lifelong Texan and enjoys spending time with his extended family of 11 grandchildren and 2 great-grandchildren.

David Lewis – Director

Mr. Lewis is a seasoned executive with over twenty-five years’ experience in the capital markets. Having started his career at the boutique investment banking firm Alex Brown, he developed an interest in the public markets and was responsible for the firm underwriting various initial public offerings and secondary offerings.  Since then, he has served on the board of numerous companies and has advised dozens of private and public companies on diverse corporate activities, including securing growth capital, capital restructuring, debt restructuring, reverse mergers, M&A, as well as building management and advisory boards, marketing, distribution and strategic direction. For the past five years through the present, he has been the Executive Director of Protext Pharma.

A. David Youssefyeh – CFO and Director

A. David Youssefyeh specializes in complex business, tort, real estate and employment litigation in state and federal courts. He completed his undergraduate studies in International Finance at the University of Southern California and later received his J.D. from Loyola Law School.

Mr. Youssefyeh’s distinctive background as an attorney and an entrepreneur allows him to draw upon his knowledge and experience from a variety of fields – from consumer products to on-line ventures to distribution companies and real-estate management – to provide his clients with real world solutions to their needs.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by the Company to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time except that Jerry Grisaffi filed for personal bankruptcy in 2019; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees of the Board

We do not currently have a compensation committee, executive committee, or stock plan committee.

Audit Committee

We do not have a separately designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor. Our Board of Directors, which performs the functions of an audit committee, does not have a member who would qualify as an "audit committee financial expert" within the definition of Item 407(d)(5)(ii) of Regulation S-K. We believe that, at our current size and stage of development, the addition of a special audit committee financial expert to the Board is not necessary.

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

-Experience in product development and marketing;

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

Other than the foregoing, there are no stated minimum criteria for director nominees, although the Board may also consider such other factors as it may deem are in our best interests as well as our stockholders. In addition, the Board identifies nominees by first evaluating the current members of the Board willing to continue in service. Current members of the Board with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination. If any member of the Board does not wish to continue in service or if the Board decides not to re-nominate a member for re-election, the Board then identifies the desired skills and experience of a new nominee in light of the criteria above. Current members of the Board are polled for suggestions as to individuals meeting the criteria described above. The Board may also engage in research to identify qualified individuals. To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees, although we reserve the right in the future to retain a third-party search firm, if necessary. The Board does not typically consider shareholder nominees because it believes that its current nomination process is sufficient to identify directors who serve our best interests.

Code of Ethics

As of March 31, 2020, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Until August 2018, our sole executive officer, Daniel Crawford, received a base salary of $72,000 per year under an employment contract dated April 1, 2017. Subsequent to August 2018, there have been no employment agreements in effect except one consulting agreement with our former President, Ashok Patel.  Under the terms of the agreement, Mr. Patel received 700,000 shares of common stock at issuance, and on the successive anniversary in December 2018. Any bonus compensation is at the discretion of the board, or the compensation committee.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended March 31, 2020 and March 31, 2019.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Daniel Crawford, Former BOD Chairman	2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
and former CFO	2019	$19,117	-0-	-0-	-0-	-0-	-0-	-0-	$19,117
Ashok Patel, former Director	2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
and President	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
A.David Youssefyeh, Director	2020	$45,000	-0-	-0-	-0-	-0-	-0-	-0-	$45,000
And CFO	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Jerry Grisaffi, BOD Chairman	2020	$59,000	-0-	-0-	-0-	-0-	-0-	-0-	$59,000
and CEO	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
David Lewis,	2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Director	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Narrative Disclosure to the Summary Compensation Table

Our executive officers received, or accrued, the cash compensation set forth above.

Stock Option Grants

We have not granted any stock options to the executive officers or directors except for the options to our President and CFO to purchase 6,000,000 and 2,000,000 shares of common stock, respectively. These options were immediately vested when issued November 19, 2018 and expire after three years.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of March 31, 2020.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number Of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Daniel Crawford, Chairman	-	-	-	-	-	-	-	-	-
Ashok Patel, Former Director, President, and CEO	6,000,000	-	-	$.05	11/19/2021	-	-	-	-
A.David Youssefyeh, Director, CFO	2,000,000	-	-	$.05	11/19/2021	-	-	-	-
David Lewis, Director	-	-	-	-	-	-	-	-	-

Director Compensation

The table below summarizes all compensation of our directors for our last completed fiscal year.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jerry Grisaffi	59,000	-	-	-	-	-	59,000
A. David Youssefyeh	45,000	-	-	-	-	-	45,000

Narrative Disclosure to the Director Compensation Table

We did not provide compensation to directors for their service as directors during our last fiscal year.

Employment Agreements with Current Management

As of March 2021, there are no employment agreements in effect.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 31, 2021, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly. The voting power shown is based on a total of 10,522,488,389 shares, consisting of 5,261,244,194 shares of common stock issued and outstanding, and 5,261,244,195 votes that may be cast by holders of our Series A Preferred Stock. Class ownership percentages for the class of common stock are based on 5,286,244,194 shares, consisting of 5,261,244,194 shares of common stock and 25,000,000 of common stock issuable upon conversion of all shares of our Series A Preferred Stock.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership		Percent of class	Percent Voting Power
Common	Daniel Crawford 2667 32nd St. Santa Monica, CA 90405	162,670,407	(1)	3.08%	51.55%
Common	Jerry Grisaffi 12608 Forestgate Dr. Dallas, TX 75243	100,000,000		1.89%	0.95%
Common	A. David Youssefyeh 1925 Century Park E, Ste 220 Los Angeles, CA 90067	101,000,992		1.91%	0.96%
Common	David Lewis 12608 Forestgate Dr. Dallas, TX 75243	50,000,000		0.95%	0.48%
Common	Total all executive officers and directors	413,671,399		7.83%	53.93%

Common	Other 5% Shareholders
	None.
Series A Preferred Stock	Daniel Crawford 2667 32nd St. Santa Monica, CA 90405	5,000,000	(1)	100%

______________

(1) Consists of 137,670,407 shares of common stock and 5,000,000 shares of Series A Preferred Stock convertible to 25,000,000 shares of common stock. Series A Preferred stock has the right to cast a total of fifty-percent (50%) plus one votes on all matters submitted to a vote of holder of the Company’s common stock.

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

Subsequent to August 2018, there have been no employment agreements in effect except one consulting agreement with our former President, Ashok Patel.  Under the terms of the agreement, Mr. Patel received 700,000 shares of common stock at issuance, and on the successive anniversary in December 2018. Any bonus compensation is at the discretion of the board, or the compensation committee. Mr. Patel was terminated as an officer and director during December 2020.

Director Independence

We are not a "listed issuer" within the meaning of Item 407 of Regulation S-K and there are no applicable listing standards for determining the independence of our directors. Applying the definition of independence set forth in Rule 4200(a)(15) of The Nasdaq Stock Market, Inc., we do not believe that we currently have any independent directors.

Item 14. Principal Accountant Fees and Services

The following table presents the aggregate fees billed for each of the last two fiscal years by the Company's former independent registered public accounting firm, Turner, Stone, & Company, L.L.P. (since fiscal 2020) and AMC Auditing, in connection with the audit of the Company's consolidated financial statements and other professional services rendered.

Year Ended:	Audit Services	Audit Related Fees	Tax Fees	Other Fees
March 31, 2020	$37,500	n/a	n/a	n/a
March 31, 2019	$28,273	n/a	n/a	n/a

Audit fees represent the professional services rendered for the audit of the Company's annual consolidated financial statements and the review of the Company's consolidated financial statements included in quarterly reports, along with services normally provided by the accounting firm in connection with statutory and regulatory filings or other engagements. Audit-related fees represent professional services rendered for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements that are not reported under audit fees.

Tax fees represent professional services rendered by the accounting firm for tax compliance, tax advice, and tax planning. All other fees represent fees billed for products and services provided by the accounting firm, other than the services reported for the other categories.

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a) Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)  Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation
3.2	Certificate of Designation for Series A Preferred Stock
3.3	Articles of Merger with name change
3.4	Bylaws (1)
10.1	Merger Agreement with Humbly Hemp, Inc. (2)
10.2	Commercial Lease Agreement
10.3	Operating Agreement for Endo & Centre, LLC
10.4	Convertible Promissory Note
10.5	Convertible Promissory Note
10.6	Convertible Promissory Note
10.7	Convertible Promissory Note
10.8	Convertible Promissory Note
10.9	Convertible Promissory Note
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company's Annual Report on Form 10-K for the year ended March 31, 2020 formatted in Extensible Business Reporting Language (XBRL).
101.INS	XBRL Instance Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.SCH	XBRL Taxonomy Extension Schema

_________

(1)	Incorporated by reference to Registration Statement on Form S-1 filed July 1, 2013.
(2)	Incorporated by reference to Current Report on Form 8-K filed October 5, 2016.
*	Filed herewith
**

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed "furnished" and not "filed" or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or deemed "furnished" and not "filed" for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Right on Brands, Inc.

March 31, 2021	By:	/s/ Jerry Grisaffi
Jerry Grisaffi
Chief Executive Officer

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

March 31, 2021	By:	/s/ A. David Youssefyeh
A. David Youssefyeh
Chief Financial Officer

