Form 10-Q
period 2020-06-30
Right On Brands, Inc.
filed 2021-06-10
CIK 1580262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 000-55704

Right On Brands, Inc.
(Exact name of registrant as specified in its charter)

Nevada	45-1994478
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6501 Dalrock Road, Suite 100, Rowlett, TX 75089
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

As of June 10, 2021, there were 5,563,092,861 shares of common stock, par value $0.001 per share, outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Balance Sheets as of June 30, 2020 (unaudited) and March 31, 2020;
F-2	Condensed Consolidated Statements of Operations for the three months ended June 30, 2020 and 2019 (unaudited);
F-3	Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the three months ended June 30, 2020 and 2019 (unaudited);
F-4	Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2020 and 2019 (unaudited);
F-5	Notes to Condensed Consolidated Financial Statements (unaudited).

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2020 are not necessarily indicative of the results that can be expected for the full year.

3

RIGHT ON BRANDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	June 30,	March 31,
	2020	2020

Assets
Current assets
Cash	$16,058	$67,153
Accounts receivable, net of allowance	7,169	7,169
Prepaid expenses	-	34,862
Inventory	15,536	15,536
Total current assets	38,763	124,720

Non-current assets
Property and equipment, net of depreciation	21,132	21,132
Intangible assets, net of amortization	307	307
Right of use asset	-	91,200
Total non-current assets	21,439	112,639

Total assets	$60,202	$237,359

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$76,602	$109,243
Accrued interest payable	78,572	71,318
Accrued expenses	7,541	-
Lease liability, current portion	45,600	45,600
Notes payable	367,000	299,000
Convertible debt, net of discount	308,095	275,941
Derivative liability	1,022,592	1,574,097
Total current liabilities	1,906,002	2,375,199

Lease liability, non-current	34,200	45,600

Total liabilities	1,940,202	2,420,799

Commitments and contingencies (Note 11)

Stockholders' deficit
Series A Preferred stock; 10,000,000 shares authorized of $.001 par value; 5,000,000 shares issued, respectively	5,000	5,000
Common stock; par value $.001; 12,000,000,000 and 500,000,000 shares authorized, 2,505,134,324 and 999,515,530 shares issued, respectively	2,505,135	999,516
Additional paid-in capital	9,386,811	10,382,366
Common stock payable	66,820	66,820
Accumulated deficit	(13,868,203)	(13,661,579)
Total Right On Brands stockholders' deficit	(1,904,437)	(2,207,877)
Noncontrolling interest	24,437	24,437
Total stockholders' deficit	(1,880,000)	(2,183,440)

Total liabilities and stockholders' deficit	$60,202	$237,359

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIGHT ON BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the three months ended
	June 30,
	2020	2019

Revenues	$11,130	$151,874
Cost of goods sold	8,628	97,040
Gross profit	2,502	54,834

Operating expenses
General and administrative	106,962	142,156
Advertising and promotion	807	9,460
Legal and professional	8,218	54,651
Depreciation and amortization	-	1,734
Impairment expense	91,200	-
Total operating expenses	207,187	208,001

Loss from operations	(204,685)	(153,167)

Other income and (expense)
Interest expense	(21,418)	(290,781)
Loss on interest settlement	-	(8,693)
Amortization of debt discount	(146,879)	-
Change in fair value of derivative liability	166,358	(205,336)
Default penalty	-	(114,000)
Total other income (expense)	(1,939)	(618,810)

Net loss including noncontrolling interest	$(206,624)	$(771,977)
Net loss attributable to noncontrolling interest	-	-
Net loss attributable to Right on Brands, Inc.	$(206,624)	$(771,977)

Loss per share	$-	$(0.01)

Weighted average shares outstanding - basic	1,464,856,280	82,801,514

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIGHT ON BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

UNAUDITED

	Preferred Stock		Common Stock		Additional Paid in	Common Stock	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Interest	Total

Balances, March 31, 2019	5,000,000	$5,000	73,652,594	$73,653	$8,295,767	$56,050	$(10,186,102)	$24,437	$(1,731,195)

Issuance of common stock for cash	-	-	1,250,000	1,250	23,750	45,000	-	-	70,000

Conversion of debt and interest	-	-	67,054,397	67,054	504,450	-	-	-	571,504

Net loss	-	-	-	-	-	-	(771,977)	-	(771,977)

Balances, June 30, 2019	5,000,000	$5,000	141,956,991	$141,957	$8,823,967	$101,050	$(10,958,079)	$24,437	$(1,861,668)

Balances, March 31, 2020	5,000,000	$5,000	999,515,530	$999,516	$10,382,366	$66,820	$(13,661,579)	24,437	$(2,183,440)

Conversion of debt and interest	-	-	1,505,618,794	1,505,619	(995,555)	-	-	-	510,064

Net loss	-	-	-	-	-	-	(206,624)	-	(206,624)

Balances, June 30, 2020	5,000,000	$5,000	2,505,134,324	$2,505,135	$9,386,811	$66,820	$(13,868,203)	$24,437	$(1,880,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIGHT ON BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the three months ended
	June 30,
	2020	2019
OPERATING ACTIVITIES
Net loss	$(206,624)	$(771,977)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	1,734
Right of use asset impairment	91,200	-
Amortization of debt discount	146,879	260,309
Fees for debt conversion	-	2,995
Financing costs	-	114,000
Change in fair value of derivative liability	(166,358)	205,336
Loss on settlement of liabilities	-	8,693
Changes in operating assets and liabilities:
Accounts receivable	-	3,659
Prepaid expenses	34,862	-
Inventory	-	72,200
Accounts payable	(32,641)	(41,334)
Accrued interest payable	18,825	30,475
Accrued expenses	7,541	-
Lease liability	(11,400)	-
NET CASH USED IN OPERATING ACTIVITIES	(117,716)	(113,910)

INVESTING ACTIVITIES
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Proceeds from notes payable	68,000	-
Repayment of convertible debt	(1,379)	-
Proceeds from issuance of common stock	-	70,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	66,621	70,000

NET DECREASE IN CASH	$(51,095)	$(43,910)
CASH, BEGINNING OF PERIOD	67,153	90,883
CASH, END OF PERIOD	$16,058	$46,973

CASH PAID FOR INCOME TAXES	$-	$-
CASH PAID FOR INTEREST	$2,565	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Right of use asset and liability, office lease	$-	$136,800
Recognition of right of use asset and lease liability	$-	$11,400
Common stock issued for conversion of debt and interest	$1,505,619	$252,277
Penalty accrued as note payable	$-	$114,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIGHT ON BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Formation and Business Activity

Right on Brands, Inc. (“we” or “the Company” or “Right on Brands”) was incorporated under the laws of the State of Nevada on April 1, 2011, as HealthTalk Live, Inc. On August 10, 2017, the Company amended is articles of incorporation and changed its name to Right On Brands, Inc. On August 31, 2017 the Company common shares commenced trading under the new stock symbol RTON. The Company’s primary business is the sale of health and wellness products.

The Company has the following wholly owned subsidiaries:

•	Humbly Hemp, Inc.
•	Endo Brands, Inc.
•	Humble Water Company

The Company has the following majority owned subsidiaries:

•	Endo & Centre Venture LLC (51% owner)

As disclosed in our 10-K for the year ended March 31, 2020, the Company, through its subsidiaries Humble Water Company and Endo & Centre Venture LLC, had joint ventures with no activity. The Company has discontinued these joint ventures and Humble Water Company and Endo & Centre Venture LLC contain no assets, liabilities, or operations.

The Company continues to sell health and wellness products focused in the hemp marketplace through online and in-person retail sales.

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the period ended June 30, 2020, the Company had an accumulated deficit of approximately $13,868,000, had a net loss of approximately $207,000, and net cash used in operating activities of approximately $118,000, with approximately $11,000 revenue earned, and a lack of profitable operational history. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and the interim reporting rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments (unless otherwise indicated), necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

RIGHT ON BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Principles of Consolidation

The condensed consolidated financial statements of the Company include the accounts of Right On Brands, Inc. and its wholly owned subsidiaries and majority owned business (Humbly Hemp, Inc., Endo Brands, Inc., Humble Water Company, Springhill Water Co, and Endo & Centre Venture LLC). Intercompany accounts and transactions have been eliminated upon consolidation.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company has defined cash and cash equivalents as all cash in banks and highly-liquid investments available for current use with an initial maturity of three months or less to be cash equivalents. The Company had no cash equivalents at June 30, 2020 or March 31, 2020.

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC provides coverage of up to $250,000 per depositor, per financial institution, for the aggregate total of depositors' interest and non-interest bearing accounts. At June 30, 2020, none of the Company's cash balances were in excess of FDIC limits. The Company has not experienced any losses on these accounts and management does not believe that the Company is exposed to any significant risks.

Accounts Receivable

The Company performs periodic credit evaluations of its customers’ financial condition and extends credit to virtually all of its customers on an uncollateralized basis. Credit losses to date have been insignificant and within management’s expectations. The Company provides an allowance for doubtful accounts that is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Normal accounts receivable are due 30 to 45 days after the issuance of the invoice. Receivables past due more than 60 days are considered delinquent. Delinquent receivables are evaluated for collectability based on individual credit evaluation and specific circumstances of the customer. As of June 30, 2020 and March 31, 2020, the Company’s allowance for doubtful accounts was $0, respectively. The Company did not write off any accounts receivable against the allowance for doubtful accounts during the periods ended June 30, 2020 and 2019, respectively.

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

RIGHT ON BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Recoverability of Long-Lived Assets

The Company's long-lived assets and other assets (consisting of property and equipment) are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, "Property, Plant, and Equipment," and FASB ASC Topic 205 "Presentation of Financial Statements". The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management's estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through June 30, 2020 and 2019, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company's products or services will continue, which could result in an impairment of long-lived assets in the future.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when management assesses that it is probably that a liability has been incurred and the amount can be reasonable estimated.

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

RIGHT ON BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Share Based Compensation

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

The Company did not have any Level 1 or Level 2 assets and liabilities at June 30, 2020 or March 31, 2020. The Derivative liabilities are Level 3 fair value measurements.

The following is a summary of activity of Level 3 liabilities during the three months ended June 30, 2020:

Balance at March 31, 2020	$1,574,097
Conversions of debt to equity	(385,147)
Change in fair value	(166,358)
Balance at June 30, 2020	$1,022,592

During prior years, the Company entered into several convertible note agreements (Note 6). These notes are convertible at a fraction of the stock closing price near the conversion date. Additionally, the conversion price, as well as other terms including interest rates, adjust if any future financings have more favorable terms. The conversion features of these notes meet the definition of a derivative which therefore requires bifurcation and are accounted for as a derivative liability.

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

RIGHT ON BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Beginning on April 1, 2020, the Company began estimating the fair value of the conversion feature derivatives embedded in the convertible promissory notes based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model. The change in method used to value the derivative resulted in a trivial difference in valuation.

At June 30, 2020, the Company estimated the fair value of the conversion feature derivatives embedded in the convertible promissory notes based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock of $0.0003; a risk-free interest rate of 0.18%, and expected volatility of the Company’s common stock ranging from 436% to 506%, various estimated exercise prices, and terms under one year.

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

Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

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

Basic and Diluted Loss Per Share

Basic net loss/income per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options, warrants and convertible notes. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for periods presented.

Recently Issued Accounting Standards

During the period ended June 30, 2020, and subsequently, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Subsequent Events

The Company has evaluated all transactions through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

RIGHT ON BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 – INVENTORY

At June 30, 2020 and March 31, 2020, inventory consisted of the following:

	June 30, 2020	March 31, 2020

Raw materials	$3,921	$3,921
Work-in-process	-	-
Finished goods	11,615	11,615
	$15,536	$15,536

NOTE 5 – PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS

The Company’s property and equipment consisted of the following at the respective balance sheet dates:

	June 30, 2020	March 31, 2020

Website development	$88,965	$88,965
Automobile	31,596	31,596
Studio and office equipment	5,957	5,957
Tenant improvements	10,879	10,879
Intangible assets	1,024	1,024
	138,421	138,421
Accumulated depreciation and amortization	(116,982)	(116,982)
	$21,439	$21,439

Depreciation expense of property and equipment for the periods ended June 30, 2020 and 2019 was $-0- and $1,580, respectively.

Intangible assets consist of a trademark acquired March 31, 2017 and is being amortized over five years. Amortization expense for the periods ended June 30, 2020 and 2019 was $-0- and $154, respectively.

NOTE 6 – DEBT

Notes Payable

During October 2016, the Company extinguished $129,549 of debt in exchange for 5,000,000 shares of newly issued common stock. The original note had a maturity date of November 11, 2016, and no interest rate. A total of 4,200,000 shares were issued to three of the four noteholders. As of December 31, 2016, the remaining balance of 800,000 shares of common stock was pending issuance to one noteholder, so common stock payable of $474,000 was recorded in the accompanying consolidated statement of stockholders’ equity. As of July 2019, the shares were still pending issuance; accordingly, the Company reclassified the amount due to Noteholder 8 to notes payable at the fair value of the common stock. During February 2020, the Company issued 800,000 shares of the Company’s common stock pursuant to the October 2016 debt extinguishment. As a result, the note payable of $474,000 is no longer outstanding. On February 12, 2019, Noteholder 1 submitted a notice of conversion for $125,000 principal and $11,250 accrued interest after the note was in default. The note terms provided a $3,000 daily fee for failure to deliver common stock prior to a deadline of two days after the conversion notice. The shares due under the conversion were not issued until May 8, 2019. Accordingly, a note payable of $135,000 was recorded as a penalty at March 31, 2019. An additional $114,000 was accrued as a penalty during the year ended March 31, 2020. The $249,000 balance remains outstanding at June 30, 2020.

RIGHT ON BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On November 22, 2019, the Company issued a $50,000 promissory note to a third-party lender for a $25,000 cash borrowing. Accordingly, a $25,000 discount was recorded at issuance, all of which was amortized by March 31, 2020. The non-interest-bearing note is secured by inventory, matured February 20, 2020 and remains in default at June 30, 2020.

On May 9, 2020, pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), the Company received a two-year loan for $68,000 from Noteholder 12. Interest is deferred for six months, then is at 1% until maturity in May 2022. The Company has applied for the loan to be forgiven by the Small Business Administration and expects to be granted forgiveness.

During the period ended June 30, 2020, the Company incurred interest expenses related to notes payable totaling $7,498.

Convertible Debt

At June 30, 2020, the Company's convertible debt and derivative liability related to the notes which can be converted at variable discounted rates are summarized as follows:

Noteholder	Origination	Maturity	Interest rate	Variable conversion discount	Principal balance	Debt discount	Net amount of liabilities presented	Corresponding derivative balance
Noteholder 2	11/1/2018	8/1/2019	12.00%	35.00%	$21,487	$-	$21,487	$46,969
Noteholder 3	7/17/2019	12/4/2019	15.00%	35.00%	19,475	-	19,475	86,777
Noteholder 5	9/13/2019	9/13/2020	12.00%	35.00%	110,250	22,518	87,732	241,001
Noteholder 5	10/14/2019	10/14/2020	12.00%	35.00%	68,250	16,049	52,201	149,191
Noteholder 6	2/13/2020	12/13/2020	12.00%	40.00%	100,000	54,605	45,395	237,568
Noteholder 10	2/27/2020	2/26/2021	10.00%	40.00%	110,000	73,195	36,805	261,086
					$429,462	$166,367	$263,095	$1,022,592

Noteholder	Origination	Maturity	Interest rate	Fixed conversion rate	Principal balance	Debt discount	Net amount of liabilities presented
Noteholder 8	11/21/2017	5/21/2018	6.00%	$0.20/Share	$20,000	$-	$20,000
Noteholder 9	7/7/2016	9/30/2019	6.00%	$0.10/Share	25,000	-	25,000
					$45,000	$-	$45,000

At March 31, 2020, the Company's convertible debt and derivative liability related to the notes which can be converted at variable discounted rates are summarized as follows:

Noteholder	Origination	Maturity	Interest rate	Variable conversion discount	Principal balance	Debt discount	Net amount of liabilities presented	Corresponding derivative balance
Noteholder 2	11/1/2018	8/1/2019	12.00%	35.00%	$21,487	$-	$21,487	$59,069
Noteholder 3	2/20/2019	12/4/2019	15.00%	35.00%	6,950	-	6,950	18,990
Noteholder 3	7/17/2019	12/4/2019	15.00%	35.00%	22,500	-	22,500	61,970
Noteholder 5	8/5/2019	8/5/2020	12.00%	35.00%	102,750	48,208	54,542	280,745
Noteholder 5	9/13/2019	9/13/2020	12.00%	35.00%	110,250	49,839	60,411	301,237
Noteholder 5	10/14/2019	10/14/2020	12.00%	35.00%	68,250	29,827	38,423	192,915
Noteholder 6	2/13/2020	12/13/2020	12.00%	40.00%	100,000	84,539	15,461	308,481
Noteholder 10	2/27/2020	2/26/2021	10.00%	40.00%	110,000	100,833	9,167	350,690
					$542,187	$313,246	$228,941	$1,574,097

Noteholder	Origination	Maturity	Interest rate	Fixed conversion rate	Principal balance	Debt discount	Net amount of liabilities presented
Noteholder 8	11/21/2017	5/21/2018	6.00%	$0.20/Share	$20,000	$-	$20,000
Noteholder 8	4/11/2016	9/30/2019	6.00%	$0.01/Share	2,000	-	2,000
Noteholder 9	7/7/2016	9/30/2019	6.00%	$0.10/Share	25,000	-	25,000
					$47,000	$-	$47,000

During the period ended June 30, 2020, the Company incurred interest expenses related to convertible debt totaling $13,306.

RIGHT ON BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The convertible debt held by noteholders 2, 3, 6, 8 and 9 are in default at June 30, 2020. Subsequent to June 30, 2020 and prior to the issuance of these financial statements, the Company defaulted on convertible debt held by noteholders 5, 6 and 10 resulting in default penalties on the outstanding balances at the default date of 150%, 150% and 110%, respectively. The default penalties will be incurred and accrued upon maturity of the respective convertible debt.

Future Maturities

The Company’s future maturities of notes payable and convertible debt are as follows:

Years ending
March 31,	Amount
2021	$792,062
2022	45,600
2023	3,800
$841,462

Amortization of Debt Discount

During the three months ended June 30, 2020 and 2019, the Company recorded amortization of debt discounts totaling $146,879 and $260,309, respectively.

NOTE 7 – NONCONTROLLING INTEREST

Investments in partnerships, joint ventures and less-than-majority-owned subsidiaries in which we have significant influence are accounted for under the equity method.

As of March 31, 2018, the Company's consolidated financial statements includes a venture for the development of a commercial bottled water operation near Browning, Montana. The new venture will be operated through Spring Hill Water Company, LLC, a Nevada limited liability company ("Spring Hill"). Spring Hill is 49% owned by our newly-formed subsidiary corporation, Humble Water Company, and 51% owned by Doore, LLC. Doore, LLC, which serves as the manager of Spring Hill, has contributed the land and water source to be used in the new operation through a Land & Water Lease Agreement under which Spring Hill will have the use of 2 acres of land and no less than 5 acre-feet of water for an initial term of 25 years and at a lease rate of $1 per year. Through Humble Water Company, our initial capital contribution to Spring Hill was approximately $100,000 to be used in commencing operations. In addition, we have committed to provide additional capital to be used for a bottling facility and equipment, in an amount up to $530,000, within the next 2 years. Should we fail to provide this additional capital within the next 2 years, our ownership percentage in Spring Hill will be reduced from 49% to 20%. Although we hold a minority ownership percentage in Spring Hill, we will have voting control over the company with 75% of the voting membership units. Further, 100% of the losses, expenditures, and deductions from Spring Hill will be allocated to our subsidiary, Humble Water Company. The activity of Spring Hill is accounted for under the voting interest method and we consolidate 100% of the business activity and record 25% of noncontrolling interest on the balance sheet and 0% of the net losses based on the terms of the agreement.

As of June 30, 2020 and March 31, 2020, the noncontrolling interest was $24,437 in the accompanying consolidated financial statements. As of June 30, 2020 and March 31, 2020, our total investment into Spring Hill to date was $101,470. During the periods ended June 30, 2020 and 2019, there have been no significant operations or expenditures in the joint venture.

NOTE 8 – EARNINGS PER SHARE

FASB ASC Topic 260, “Earnings Per Share,” requires a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share (EPS) computations.

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

RIGHT ON BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company had no potential additional dilutive securities outstanding at June 30, 2020 or March 31, 2020, except as follows:

	June 30, 2020	March 31, 2020
Preferred stock	25,000,000	25,000,000
Warrants	19,230,000	19,230,000
Options	8,000,000	8,000,000
Convertible debt	3,588,326,923	8,611,119,231
Total	3,640,556,923	8,663,349,231

NOTE 9 – STOCKHOLDERS’ EQUITY

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

During April and June 2019, the Company issued several subscription agreements for the purchase of common stock by various investors at a price ranging from $.005 to $.02. A total of 1,250,000 shares of common stock were issued during the quarter ended June 30, 2019 for cash proceeds received totaling $25,000. An additional 8,166,000 shares were to be issued; accordingly, common stock payable of $45,000 related to these shares was recorded at June 30, 2019.

During the three months ended June 30, 2020, the Company received conversion notices related to $124,917 in convertible debt and accrued interest resulting in the issuance of 1,505,618,794 shares of common stock. As a result of the conversions, the derivative liability related to convertible debt was reduced by $385,147.

Stock Options and Warrants

On November 19, 2018, the Company issued options to its Chief Executive Officer and Chief Financial Officer to purchase 6,000,000 and 2,000,000 shares of common stock, respectively, at $0.05 per share. The options were immediately vested and expire November 19, 2021.

During January 2019, the Company issued 4,400,000 warrants to consultants. The warrants are convertible one-for-one into common stock at an exercise price of $0.05. The warrants were immediately exercisable and expired January 14, 2021.

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

RIGHT ON BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Additionally, in connection with the appointment of Advisory Board members, warrants for 3,000,000 common shares were issued during October 2019. The warrants are convertible one-for-one into common stock at an exercise price of $.01. The warrants were immediately exercisable and expire September 30, 2021.

NOTE 10 – RELATED PARTY TRANSACTIONS

During December 2017, the Company entered into a consulting agreement with Dr. Ashok Patel, who served as CEO until September 2019, to serve as Director of Product Development. Consideration for services under the agreement provided for the issuance of 700,000 shares of common stock of the Company at the time of execution of the agreement, and the following two anniversaries of the agreement. At June 30, 2020 and March 31, 2020, the anniversary shares have yet to be issued. Accordingly, they are reported in the accompanying consolidated statement of stockholders’ equity (deficit) as common stock payable.

The trustee of La Dulce Vita Trust, Noteholder 8, is the aunt of Daniel Crawford, a related party. The trust is a noteholder as detailed in Note 6 and was issued 25,910,000 shares of common stock for the conversion of $2,000 in convertible debt.

On April 16, 2018, the Company entered into an operating agreement with Centre Manufacturing, Inc. ("Centre") and agreed to form an LLC. The LLC is owned 51% by the Company and 49% owned by Centre, but all income and losses will be split evenly. The owner of Centre is the former CEO of the Company. On June 19, 2018, the Company formed a majority owned subsidiary, Endo & Centre Venture LLC. No significant activity has occurred to date.

During the three months ended June 30, 2020 and 2019, the Company purchased inventory totaling $-0- and $3,484, respectively, from Centre. At June 30, 2020 and March 31, 2020, the Company owed Centre $14,154, respectively, which is included in accounts payable on the accompanying consolidated balance sheets.

At June 30, 2020 and March 31, 2020, the Company had accounts payable totaling $30,800 and $22,760 due to the Company’s CEO and CFO, respectively.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

On April 1, 2019 the Company entered into an office and warehouse lease of approximately 5,700 square feet in Carrollton, Texas. At the inception of the lease, the Company adopted ASC 842 requiring the recording of assets and liabilities related to leases on the balance sheet. The Company records rent on straight-line basis over the terms of the underlying lease. Rent expense for the three months ended June 30, 2020 and June 30, 2019 was $11,400 and $11,865, respectively. As a result of the ongoing COVID-10 pandemic, the lease was abandoned during May 2020. The Company impaired the right-of-use asset related to the lease, resulting in a $91,200 impairment expense for the three months ended June 30, 2020. The lease states the Company is responsible for the remaining payments through March 31, 2022, totaling approximately $83,659. Through June 30, 2020, the Company has accrued $7,541 of the remaining payments as accrued expenses and will amortize the remaining lease liability to accrued expenses over the remaining life of the lease. To date, the lessor has not demanded payment from the Company for the any unpaid amounts due under the lease.

There is a dispute between the Company and Noteholder 1 regarding the timing of the conversion. As of June 30, 2020, the full amount of the penalty totaling $249,000 has been recorded within notes payable on the accompanying consolidated balance sheet, and neither side has filed formal legal proceedings against the other side and negotiations are ongoing to resolve the matter.

RIGHT ON BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to June 30, 2020, the Company issued common stock for settlement of convertible debt and accrued interest as summarized below:

	Debt and interest converted	Shares issued
Noteholder 3	$5,750	115,000,000
Noteholder 5	165,225	1,858,812,104
Noteholder 6	120,749	160,999,066
Total	$291,724	2,134,811,170

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

On March 21, 2021, the Company issued a total of 1,700,000 shares of common stock valued at $7,990 to three individuals for services performed on behalf of the Company.

On April 5, 2021, the Company issued 50,000,000 shares of common stock to an investor under a subscription agreement. As part of the subscription agreement, the Company received cash proceeds totaling $25,000.

On May 20, 2021, the Company and Noteholder 3 entered into a settlement and mutual release agreement to settle a dispute over the dilution of 750,000 warrants issued during the year ended March 31, 2020 and the convertible debt held by Noteholder 3 (Note 6). As part of the agreement, the Company agreed to issued Noteholder 3 38,114,035 shares of common stock to settle the convertible debt and outstanding warrants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes thereto included elsewhere in this report. In addition to historical financial information, the following discussion and analysis contains forward-looking statements based upon current expectations that involve risks, uncertainties, and assumptions, such as our plans, objectives, expectations, and intentions. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic, and competitive uncertainties, and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclose any obligation to update forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

Our business is conducted through our wholly owned subsidiaries, Humbly Hemp, Endo Brands, and Humble Water Company. Humbly Hemp sells and markets a line of hemp enhanced snack foods. Humble Water Company is in a partnership with Springhill Water Co. to develop a line of High Alkaline, Natural Mineral Water, and a bottling and packaging facility. Endo Brands creates and markets a line of cannabinoid-based consumer products. Right On Brands is at the focus of health and wellness. We create lasting brands with emerging functional ingredients, and our focus right now is industrial hemp and hemp derived products.

Results of Operations

Three Months Ended June 30, 2020, Compared to the Three Months Ended June 30, 2019:

Revenues

Revenues for the three months ended June 30, 2020, were $11,000, as compared to $152,000 for the three months ended June 30, 2019, a decrease of $141,000.

This decrease in revenues can be attributed to the decrease in consumer spending arising from the COVID-19 pandemic, where we saw a noticeable decrease in both retail and online sales. We expect our revenues to improve in future periods as global economic conditions rebound, and consumer spending increases.

Gross Profit and Margins

Gross profit for the three months ended June 30, 2020 was $3,000, as compared to $55,000 for the three months ended June 30, 2019. The $52,000 decrease in gross profit is the result of the decrease in revenues due to reduced consumer demand as a result of the COVID-19 pandemic. Gross profit margin for the three months ended June 30, 2020, was 22%, as compared to 36% for the three months ended June 30, 2019. This change in gross margin loss resulted from a decrease in efficiency due to the decrease in sales volume. We believe that, subject to factors outside of our control, our historical gross margins of approximately 20%-40% are likely to remain the norm.

Operating Expenses

Operating expenses for the three months ended June 30, 2020, were $207,000, as compared to $208,000 for the three months ended June 30, 2019. We expect that operating expenses will increase over the next 12 months as our long-term growth strategy will require increases in personnel and facilities, along with increased development expenses to ensure that products are brought to market quickly and effectively.

Loss from Operations and Total Net Loss

Loss from operations for the three months ended June 30, 2020 was $205,000, as compared to a loss from operations of $153,000 for the three months ended June 30, 2019, an increase in net loss from operations of $52,000. The increase in loss from operations for the three months ended June 30, 2020, was as a result of (i) a reduction in gross revenues, resulting in a reduction in gross profit, and (ii) operating expenses remaining consistent despite the decrease in revenues. Total net loss for the three months ended June 30, 2020, was $207,000, as compared to a total net loss of $772,000 for the three months ended June 30, 2019, a decrease in total net loss of $565,000. The decrease in net loss for the three months ended June 30, 2020, was as a result of (i) a $269,000 decrease in interest expenses offset by an increase in amortization of debt discount of $147,000, (ii) a default penalty of $114,000 incurred during the prior period, and (iii) non-cash gains of $166,000 related to the derivative liability compared to non-cash losses of $205,000 in the prior period. Derivative liabilities are associated with loans that are convertible and have variable pricing on the equivalent shares of Common Stock. At the end of each period, these derivative liabilities are valued, and the net change is recorded as a gain or loss in other expense and income.

We do not expect to realize net income in the near term as anticipated operational expenses are expected to increase as our long-term growth strategy will require increases in personnel and facilities, along with increased development expenses to ensure that products are brought to market quickly and effectively. Despite management’s focus on ensuring operating efficiencies, we expect to continue to operate at a loss through fiscal 2021.

Liquidity and Capital Resources

Going Concern

We have incurred operating losses since inception and have negative cash flow from operations. As of June 30, 2020, we had a stockholders’ deficit of $1,880,000, a working capital deficit of $1,867,000, and incurred a net loss of $207,000 for the three months ended June 30, 2020. Additionally, our operations utilized $118,000 in cash during the three months ended June 30, 2020, while we received $67,000 in cash from financing activities. As a result, our continuation as a going concern is dependent on our ability to obtain additional financing until we can generate sufficient cash flows from operations to meet our obligations. We intend to continue to seek additional debt or equity financing to continue our operations, but there can be no assurance that such financing will be available on terms acceptable to us, if at all.

Our condensed consolidated financial statements have been prepared on a going concern basis, which implies we may not continue to meet our obligations and continue our operations for the next fiscal year. The continuation of our Company as a going concern is dependent upon our ability to obtain necessary debt or equity financing to continue operations until we begin generating positive cash flow.

As of June 30, 2020 and March 31, 2020, we had cash of approximately $16,000 and $67,000, respectively. We estimate our operating expenses for the near- and mid-term may continue to exceed the revenues that we may generate, and we may need to raise capital through either debt or equity offerings to continue operations. We are in the early stages of our business. We are required to fund growth from financing activities, and we intend to rely on a combination of equity and debt financings. Due to market conditions and the early stage of our operations, there is considerable risk that we will not be able to raise such financings at all, or on terms that are not overly dilutive to our existing stockholders. We can offer no assurance that we will be able to raise such funds. If we are unable to raise the funds we require for all of our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer, and we may be forced to reduce or discontinue operations.

There is no assurance that we will ever be profitable or that debt or equity financing will be available to us in the amounts, on terms, and at times deemed acceptable to us, if at all. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to continue our business, as planned, and as a result may be required to scale back or cease operations for our business, the result of which would be that our stockholders would lose some or all of their investment. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.

Cash Flows – Operating Activities

For the three months ended June 30, 2020, our cash used in operating activities amounted to an outflow of $118,000, compared to cash used during the three months ended June 30, 2019, of $114,000. The increase in cash used in our operating activities is due to changes in our inventory value, prepaid expenses, accounts payable, and accrued interest on notes payable.

Cash Flows – Investing Activities

For the three months ended June 30, 2020, and 2019, there was no cash used in investing activities.

Cash Flows – Financing Activities

For the three months ended June 30, 2020, our cash provided by financing activities amounted to $67,000, which includes $68,000 in proceeds from the issuance of notes payable and repayments of notes payable of $1,000. Our cash provided by financing activities for the three months ended June 30, 2019, amounted to $70,000, which includes $70,000 in proceeds received from the issuances of our Common Stock

Off Balance Sheet Arrangements

As of June 30, 2020, and March 31, 2020, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experiences and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions and conditions. We continue to monitor significant estimates made during the preparation of our financial statements. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

There have been no changes from the Summary of Significant Accounting Policies described in our Annual Report on Form 10-K for the year ended March 31, 2020, filed with the Securities and Exchange Commission on April 1, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2020. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Jerry Grisaffi and our Chief Financial Officer, A. David Youssefyeh. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the period ended June 30, 2020, besides the addition of Certified Public Accountants to assist with the bookkeeping and financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There is a dispute between the Company and the holder of a convertible note regarding the timing of the conversion. As of June 30, 2020, and through the issuance of this Form 10-Q, neither side has filed formal legal proceedings against the other side and negotiations are ongoing to resolve the matter.

Item 1A. Risk Factors

A smaller reporting company is not required to include this information. For a description of the risk factors applicable to our business and operations, please refer to our Annual Report on Form 10-K for the year ended March 31, 2020, filed with SEC on April 1, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2020, there were no shares of common stock sold. During the three months ended June 30, 2019, we sold 1,250,000 shares of common stock for proceeds of $70,000 used to fund operations.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2020 formatted in Extensible Business Reporting Language (XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Right On Brands, Inc.

Date: June 10, 2021	By:	/s/ Jerry Grisaffi
	Name:	Jerry Grisaffi
	Title:	Chief Executive Officer

Date: June 10, 2021	By:	/s/ A. David Youssefyeh
	Name:	A. David Youssefyeh
	Title:	Chief Financial Officer

