Form 10-Q
period 2020-09-30
Right On Brands, Inc.
filed 2021-06-16
CIK 1580262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

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

As of June 16, 2021, there were 5,563,092,861 shares of common stock, par value $0.001 per share, outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Balance Sheets as of September 30, 2020 (unaudited) and March 31, 2020;
F-2	Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2020 and 2019 (unaudited);
F-3	Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the three and six months ended September 30, 2020 and 2019 (unaudited);
F-4	Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2020 and 2019 (unaudited);
F-5	Notes to Condensed Consolidated Financial Statements (unaudited).

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2020, are not necessarily indicative of the results that can be expected for the full year.

3

RIGHT ON BRANDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	September 30,	March 31,
	2020	2020

Assets
Current assets
Cash	$328	$67,153
Accounts receivable, net of allowance	7,169	7,169
Prepaid expenses	-	34,862
Inventory	15,536	15,536
Total current assets	23,033	124,720

Non-current assets
Property and equipment, net of depreciation	18,132	21,132
Intangible assets, net of amortization	-	307
Right of use asset	-	91,200
Total non-current assets	18,132	112,639

Total assets	$41,165	$237,359

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$94,656	$109,243
Accrued interest payable	84,676	71,318
Accrued expenses	18,941	-
Lease liability, current portion	45,600	45,600
Notes payable	367,000	299,000
Convertible debt, net of discount	372,738	275,941
Derivative liability	1,335,297	1,574,097
Total current liabilities	2,318,908	2,375,199

Lease liability, non-current	22,800	45,600

Total liabilities	2,341,708	2,420,799

Commitments and contingencies (Note 11)

Stockholders’ deficit
Series A Preferred stock; 10,000,000 shares authorized of $.001 par value; 5,000,000 shares issued, respectively	5,000	5,000
Common stock; par value $.001; 12,000,000,000 and 500,000,000 shares authorized, 3,156,947,511 and 999,515,530 shares issued, respectively	3,156,948	999,516
Additional paid-in capital	8,917,499	10,382,366
Common stock payable	66,820	66,820
Accumulated deficit	(14,471,247)	(13,661,579)
Total Right On Brands stockholders’ deficit	(2,324,980)	(2,207,877)
Noncontrolling interest	24,437	24,437
Total stockholders’ deficit	(2,300,543)	(2,183,440)

Total liabilities and stockholders’ deficit	$41,165	$237,359

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIGHT ON BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the three months ended		For the six months ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenues	$9,451	$56,783	$20,581	$208,657
Cost of goods sold	2,063	40,880	10,691	137,920
Gross profit	7,388	15,903	9,890	70,737

Operating expenses
General and administrative	38,407	95,674	145,369	237,830
Advertising and promotion	165	39,471	972	48,931
Legal and professional	2,600	77,276	10,818	131,927
Executive compensation	-	23,000	-	23,000
Consulting	-	31,855	-	31,855
Depreciation and amortization	3,307	1,579	3,307	3,313
Impairment expense	-	-	91,200	-
Total operating expenses	44,479	268,855	251,666	476,856

Loss from operations	(37,091)	(252,952)	(241,776)	(406,119)

Other income and (expense)
Interest expense	(19,383)	(199,123)	(40,801)	(489,904)
Loss on interest settlement	-	-	-	(8,693)
Amortization of debt discount	(93,868)	-	(240,747)	-
Change in fair value of derivative liability	(339,598)	108,698	(173,240)	(96,638)
Financing costs	(96,958)	(319,788)	(96,958)	(319,788)
Default penalty	(16,146)	(88,234)	(16,146)	(202,234)
Total other income (expense)	(565,953)	(498,447)	(567,892)	(1,117,257)

Net loss including noncontrolling interest	$(603,044)	$(751,399)	$(809,668)	$(1,523,376)
Net loss attributable to noncontrolling interest	-	-	-	-
Net loss attributable to Right on Brands, Inc.	$(603,044)	$(751,399)	$(809,668)	$(1,523,376)

Loss per share	$-	$-	$-	$(0.01)

Weighted average shares outstanding - basic	2,989,535,902	218,604,170	2,231,361,880	151,073,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIGHT ON BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

UNAUDITED

	Preferred Stock		Common Stock		Additional Paid in	Common Stock	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Interest	Total

Balances, March 31, 2019	5,000,000	$5,000	73,652,594	$73,653	$8,295,767	$56,050	$(10,186,102)	$24,437	$(1,731,195)

Issuance of common stock for cash	-	-	1,250,000	1,250	23,750	45,000	-	-	70,000

Conversion of debt and interest	-	-	67,054,397	67,054	504,450	-	-	-	571,504

Net loss	-	-	-	-	-	-	(771,977)	-	(771,977)

Balances, June 30, 2019	5,000,000	5,000	141,956,991	141,957	8,823,967	101,050	(10,958,079)	24,437	(1,861,668)

Issuance of common stock for cash	-	-	-	-	-	25,000	-	-	25,000

Conversion of debt and interest	-	-	178,146,772	178,147	1,011,233	-	-	-	1,189,380

Warrants issued as financing costs	-	-	-	-	24,100	-	-	-	24,100

Net loss	-	-	-	-	-	-	(751,399)	-	(751,399)

Balances, September 30, 2019	5,000,000	$5,000	320,103,763	$320,104	$9,859,300	$126,050	$(11,709,478)	$24,437	$(1,374,587)

Balances, March 31, 2020	5,000,000	$5,000	999,515,530	$999,516	$10,382,366	$66,820	$(13,661,579)	24,437	$(2,183,440)

Conversion of debt and interest	-	-	1,505,618,794	1,505,619	(995,555)	-	-	-	510,064

Net loss	-	-	-	-	-	-	(206,624)	-	(206,624)

Balances, June 30, 2020	5,000,000	5,000	2,505,134,324	2,505,135	9,386,811	66,820	(13,868,203)	24,437	(1,880,000)

Conversion of debt and interest	-	-	651,813,187	651,813	(469,312)	-	-	-	182,501

Net loss	-	-	-	-	-	-	(603,044)	-	(603,044)

Balances, September 30, 2020	5,000,000	$5,000	3,156,947,511	$3,156,948	$8,917,499	$66,820	$(14,471,247)	$24,437	$(2,300,543)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIGHT ON BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the six months ended
	September 30,
	2020	2019
OPERATING ACTIVITIES
Net loss	$(809,668)	$(1,523,376)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,307	3,314
Right of use asset impairment	91,200	-
Amortization of debt discount	240,747	435,187
Fees for debt conversion	-	-
Financing costs	96,958	319,788
Change in fair value of derivative liability	173,240	96,638
Loss on settlement of liabilities	-	8,693
Default penalty	16,146	202,234
Changes in operating assets and liabilities:
Accounts receivable	-	(4,512)
Prepaid expenses	34,862	-
Inventory	-	(30,758)
Accounts payable	(14,587)	17,835
Accrued interest payable	38,208	54,717
Accrued expenses	(3,859)	-
NET CASH USED IN OPERATING ACTIVITIES	(133,446)	(420,240)

INVESTING ACTIVITIES
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Proceeds from notes payable	68,000	-
Proceeds from convertible debt	-	256,250
Repayment of convertible debt	(1,379)	-
Proceeds from issuance of common stock	-	95,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	66,621	351,250

NET DECREASE IN CASH	$(66,825)	$(68,990)
CASH, BEGINNING OF PERIOD	67,153	90,883
CASH, END OF PERIOD	$328	$21,893

CASH PAID FOR INCOME TAXES	$-	$-
CASH PAID FOR INTEREST	$3,179	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Right of use asset and liability, office lease	$-	$136,800
Recognition of right of use asset and lease liability	$22,800	$22,800
Common stock issued for conversion of debt and interest	$2,157,432	$753,222
Penalty accrued as note payable	$-	$121,091
Debt discount at convertible note origination	$-	$272,400
Derivative at convertible note origination	$-	$552,666
Accrued interest converted to common stock	$-	$47,738

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

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the period ended September 30, 2020, the Company had an accumulated deficit of approximately $14,471,000, had a net loss of approximately $810,000, and net cash used in operating activities of approximately $133,000, with approximately $21,000 revenue earned, and a lack of profitable operational history. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company has defined cash and cash equivalents as all cash in banks and highly liquid investments available for current use with an initial maturity of three months or less to be cash equivalents. The Company had no cash equivalents at September 30, 2020 or March 31, 2020.

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC provides coverage of up to $250,000 per depositor, per financial institution, for the aggregate total of depositors’ interest and non-interest-bearing accounts. At September 30, 2020, none of the Company’s cash balances were in excess of FDIC limits. The Company has not experienced any losses on these accounts and management does not believe that the Company is exposed to any significant risks.

Accounts Receivable

The Company performs periodic credit evaluations of its customers’ financial condition and extends credit to virtually all of its customers on an uncollateralized basis. Credit losses to date have been insignificant and within management’s expectations. The Company provides an allowance for doubtful accounts that is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Normal accounts receivable are due 30 to 45 days after the issuance of the invoice. Receivables past due more than 60 days are considered delinquent. Delinquent receivables are evaluated for collectability based on individual credit evaluation and specific circumstances of the customer. As of September 30, 2020, and March 31, 2020, the Company’s allowance for doubtful accounts was $0, respectively. The Company did not write off any accounts receivable against the allowance for doubtful accounts during the periods ended September 30, 2020, and 2019, respectively.

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

RIGHT ON BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Recoverability of Long-Lived Assets

The Company’s long-lived assets and other assets (consisting of property and equipment) are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, “Property, Plant, and Equipment,” and FASB ASC Topic 205 “Presentation of Financial Statements”. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through September 30, 2020 and 2019, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

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

RIGHT ON BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company did not have any Level 1 or Level 2 assets and liabilities at September 30, 2020 or March 31, 2020. The Derivative liabilities are Level 3 fair value measurements.

The following is a summary of activity of Level 3 liabilities during the six months ended September 30, 2020:

Balance at March 31, 2020	$1,574,097
Additions	96,958
Conversions of debt to equity	(508,998)
Change in fair value	173,240
Balance at September 30, 2020	$1,335,297

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

RIGHT ON BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

At September 30, 2020, the Company estimated the fair value of the conversion feature derivatives embedded in the convertible promissory notes based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock of $0.0002; a risk-free interest rate of 0.11%, and expected volatility of the Company’s common stock of 528%, various estimated exercise prices, and terms under one year.

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

Recently Issued Accounting Standards

During the period ended September 30, 2020, and subsequently, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Subsequent Events

The Company has evaluated all transactions through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

RIGHT ON BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 – INVENTORY

At September 30, 2020 and March 31, 2020, inventory consisted of the following:

	September 30, 2020	March 31, 2020

Raw materials	$3,921	$3,921
Work-in-process	-	-
Finished goods	11,615	11,615
	$15,536	$15,536

NOTE 5 – PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS

The Company’s property and equipment consisted of the following at the respective balance sheet dates:

	September 30, 2020	March 31, 2020

Website development	$88,965	$88,965
Automobile	31,596	31,596
Studio and office equipment	5,957	5,957
Tenant improvements	10,879	10,879
Intangible assets	1,024	1,024
	138,421	138,421
Accumulated depreciation and amortization	(120,289)	(116,982)
	$18,132	$21,439

Depreciation expense of property and equipment for the six months ended September 30, 2020 and 2019 was $3,000 and $3,160, respectively.

Intangible assets consist of a trademark acquired March 31, 2017 and is being amortized over five years. Amortization expense for the periods ended September 30, 2020 and 2019 was $307 and $154, respectively.

NOTE 6 – DEBT

Notes Payable

During October 2016, the Company extinguished $129,549 of debt in exchange for 5,000,000 shares of newly issued common stock. The original note had a maturity date of November 11, 2016, and no interest rate. A total of 4,200,000 shares were issued to three of the four noteholders. As of December 31, 2016, the remaining balance of 800,000 shares of common stock was pending issuance to one noteholder, so common stock payable of $474,000 was recorded in the accompanying consolidated statement of stockholders’ equity. As of July 2019, the shares were still pending issuance; accordingly, the Company reclassified the amount due to Noteholder 8 to notes payable at the fair value of the common stock. During February 2020, the Company issued 800,000 shares of the Company’s common stock pursuant to the October 2016 debt extinguishment. As a result, the note payable of $474,000 is no longer outstanding. On February 12, 2019, Noteholder 1 submitted a notice of conversion for $125,000 principal and $11,250 accrued interest after the note was in default. The note terms provided a $3,000 daily fee for failure to deliver common stock prior to a deadline of two days after the conversion notice. The shares due under the conversion were not issued until May 8, 2019. Accordingly, a note payable of $135,000 was recorded as a penalty at March 31, 2019. An additional $114,000 was accrued as a penalty during the year ended March 31, 2020. The $249,000 balance remains outstanding and in default at September 30, 2020.

On November 22, 2019, the Company issued a $50,000 promissory note to a third-party lender for a $25,000 cash borrowing. Accordingly, a $25,000 discount was recorded at issuance, all of which was amortized by March 31, 2020. The non-interest-bearing note is secured by inventory, matured February 20, 2020, and remains in default at September 30, 2020.

RIGHT ON BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On May 9, 2020, pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Company received a two-year loan for $68,000 from Noteholder 12. Interest is deferred for six months, then is at 1% until maturity in May 2022. The Company has applied for the loan to be forgiven by the Small Business Administration and expects to be granted forgiveness.

During the period ended September 30, 2020, the Company incurred interest expenses related to notes payable totaling $14,996.

Convertible Debt

At September 30, 2020, the Company’s convertible debt and derivative liability related to the notes which can be converted at variable discounted rates are summarized as follows:

Noteholder	Origination	Maturity	Interest rate	Variable conversion discount	Principal balance	Debt discount	Net amount of liabilities presented	Corresponding derivative balance
Noteholder 2	11/1/2018	8/1/2019	12.00%	35.00%	$21,487	$-	$21,487	$63,553
Noteholder 3	7/17/2019	12/4/2019	15.00%	35.00%	14,475	-	14,475	42,814
Noteholder 5	9/13/2019	9/13/2020	12.00%	35.00%	86,025	-	86,025	254,441
Noteholder 5	10/14/2019	10/14/2020	12.00%	35.00%	68,250	2,271	65,979	201,867
Noteholder 6	2/13/2020	12/13/2020	12.00%	40.00%	100,000	24,671	75,329	321,745
Noteholder 8	11/21/2017	5/21/2018	6.00%	See below	20,000	-	20,000	96,958
Noteholder 10	2/27/2020	2/26/2021	10.00%	40.00%	110,000	45,557	64,443	353,919
					$420,237	$72,499	$347,738	$1,335,297

Noteholder	Origination	Maturity	Interest rate	Fixed conversion rate	Principal balance	Debt discount	Net amount of liabilities presented
Noteholder 9	7/7/2016	9/30/2019	6.00%	$0.10/Share	$25,000	$-	$25,000
					$25,000	$-	$25,000

At March 31, 2020, the Company’s convertible debt and derivative liability related to the notes which can be converted at variable discounted rates are summarized as follows:

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

During the period ended September 30, 2020, the Company incurred interest expenses related to convertible debt totaling $25,805.

RIGHT ON BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On July 10, 2020, the Company and Noteholder 8 agreed to amend the conversion terms of the $20,000 convertible note payable so that the conversion price is equal to the lessor of $0.0002 or the lowest price the Company has issued stock to any other common stockholder or through the issuance of stock for the conversion of debt during the 90 days prior to the date of submission of a conversion notice by Noteholder 8. The change in conversion terms resulted in a derivative liability and financing costs incurred of $96,958.

The convertible debt held by noteholders 2, 3, 6, 8 and 9 are in default at September 30, 2020. Subsequent to September 30, 2020, and prior to the issuance of these financial statements, the Company defaulted on convertible debt held by noteholders 5, 6 and 10 resulting in default penalties on the outstanding balances at the default date of 150%, 150% and 110%, respectively. The default penalties will be incurred and accrued upon maturity of the respective convertible debt.

Future Maturities

The Company’s future maturities of notes payable and convertible debt are as follows:

Years ending
March 31,	Amount
2021	$792,062
2022	45,600
2023	3,800
$841,462

Amortization of Debt Discount

During the six months ended September 30, 2020 and 2019, the Company recorded amortization of debt discounts totaling $240,747 and $435,187, respectively.

NOTE 7 – NONCONTROLLING INTEREST

Investments in partnerships, joint ventures and less-than-majority-owned subsidiaries in which we have significant influence are accounted for under the equity method.

As of March 31, 2018, the Company’s consolidated financial statements includes a venture for the development of a commercial bottled water operation near Browning, Montana. The new venture will be operated through Spring Hill Water Company, LLC, a Nevada limited liability company (“Spring Hill”). Spring Hill is 49% owned by our newly-formed subsidiary corporation, Humble Water Company, and 51% owned by Doore, LLC. Doore, LLC, which serves as the manager of Spring Hill, has contributed the land and water source to be used in the new operation through a Land & Water Lease Agreement under which Spring Hill will have the use of 2 acres of land and no less than 5 acre-feet of water for an initial term of 25 years and at a lease rate of $1 per year. Through Humble Water Company, our initial capital contribution to Spring Hill was approximately $100,000 to be used in commencing operations. In addition, we have committed to provide additional capital to be used for a bottling facility and equipment, in an amount up to $530,000, within the next 2 years. Should we fail to provide this additional capital within the next 2 years, our ownership percentage in Spring Hill will be reduced from 49% to 20%. Although we hold a minority ownership percentage in Spring Hill, we will have voting control over the company with 75% of the voting membership units. Further, 100% of the losses, expenditures, and deductions from Spring Hill will be allocated to our subsidiary, Humble Water Company. The activity of Spring Hill is accounted for under the voting interest method, and we consolidate 100% of the business activity and record 25% of noncontrolling interest on the balance sheet and 0% of the net losses based on the terms of the agreement.

As of September 30, 2020 and March 31, 2020, the noncontrolling interest was $24,437 in the accompanying consolidated financial statements. As of September 30, 2020 and March 31, 2020, our total investment into Spring Hill to date was $101,470. During the periods ended September 30, 2020 and 2019, there have been no significant operations or expenditures in the joint venture.

RIGHT ON BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company had no potential additional dilutive securities outstanding at September 30, 2020 or March 31, 2020, except as follows:

	September 30, 2020	March 31, 2020
Preferred stock	25,000,000	25,000,000
Warrants	19,230,000	19,230,000
Options	8,000,000	8,000,000
Convertible debt	6,926,848,077	8,611,119,231
Total	6,979,078,077	8,663,349,231

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

During the six months ending September 30, 2019, the Company issued several subscription agreements for the purchase of common stock by various investors at a price ranging from $.0025 to $.03. A total of 1,250,000 shares of common stock were issued during the quarter ended June 30, 2019 for cash proceeds received totaling $25,000. An additional 18,166,000 shares are to be issued; accordingly, common stock payable of $70,000 related to these shares was recorded at September 30, 2019.

During the six months ended September 30, 2020, the Company received conversion notices related to $183,567 in convertible debt and accrued interest resulting in the issuance of 2,157,431,891 shares of common stock. As a result of the conversions, the derivative liability related to convertible debt was reduced by $508,998.

RIGHT ON BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

NOTE 10 – RELATED PARTY TRANSACTIONS

During December 2017, the Company entered into a consulting agreement with Dr. Ashok Patel, who served as CEO until September 2019, to serve as Director of Product Development. Consideration for services under the agreement provided for the issuance of 700,000 shares of common stock of the Company at the time of execution of the agreement, and the following two anniversaries of the agreement. At September 30, 2020 and March 31, 2020, the anniversary shares have yet to be issued. Accordingly, they are reported in the accompanying consolidated statement of stockholders’ equity (deficit) as common stock payable.

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

During the six months ended September 30, 2020 and 2019, the Company purchased inventory totaling $-0- and $2,761, respectively, from Centre. At September 30, 2020 and March 31, 2020, the Company owed Centre $14,154, respectively, which is included in accounts payable on the accompanying consolidated balance sheets.

At September 30, 2020 and March 31, 2020, the Company had accounts payable totaling $30,800 and $22,760 due to the Company’s CEO and CFO, respectively.

RIGHT ON BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 11 – COMMITMENTS AND CONTINGENCIES

On April 1, 2019 the Company entered into an office and warehouse lease of approximately 5,700 square feet in Carrollton, Texas. At the inception of the lease, the Company adopted ASC 842 requiring the recording of assets and liabilities related to leases on the balance sheet. The Company records rent on straight-line basis over the terms of the underlying lease. As a result of the ongoing COVID-10 pandemic, the lease was abandoned during May 2020. The Company impaired the right-of-use asset related to the lease, resulting in a $91,200 impairment expense for the six months ended September 30, 2020. The lease states the Company is responsible for the remaining payments through March 31, 2022, totaling approximately $83,659. Through September 30, 2020, the Company has accrued $18,941 of the remaining payments as accrued expenses and will amortize the remaining lease liability to accrued expenses over the remaining life of the lease. To date, the lessor has not demanded payment from the Company for the any unpaid amounts due under the lease.

There is a dispute between the Company and Noteholder 1 regarding the timing of the conversion. As of September 30, 2020, the full amount of the penalty totaling $249,000 has been recorded within notes payable on the accompanying consolidated balance sheet, and neither side has filed formal legal proceedings against the other side and negotiations are ongoing to resolve the matter.

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to September 30, 2020, the Company issued common stock for settlement of convertible debt and accrued interest as summarized below:

	Debt and interest converted	Shares issued
Noteholder 5	112,325	1,321,998,917
Noteholder 6	120,749	160,999,066
Total	$233,074	1,482,997,983

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

Results of Operations

Three Months Ended September 30, 2020, Compared to the Three Months Ended September 30, 2019:

Revenues

Revenues for the three months ended September 30, 2020, were $10,000, as compared to $57,000 for the three months ended September 30, 2019, a decrease of $47,000.

This decrease in revenues can be attributed to the decrease in consumer spending arising from the COVID-19 pandemic, where we saw a noticeable decrease in both retail and online sales. We expect our revenues to improve in future periods as global economic conditions rebound, and consumer spending increases.

Gross Profit and Margins

Gross profit for the three months ended September 30, 2020, was $7,000, as compared to $16,000 for the three months ended September 30, 2019. The $52,000 decrease in gross profit is the result of the decrease in revenues due to reduced consumer demand as a result of the COVID-19 pandemic. Gross profit margin for the three months ended September 30, 2020, was 78%, as compared to 28% for the three months ended September 30, 2019. This change in gross margin loss resulted from a decrease in sales volume. We believe that, subject to factors outside of our control, our historical gross margins of approximately 20%-40% are likely to remain the norm.

Operating Expenses

Operating expenses for the three months ended September 30, 2020, were $44,000, as compared to $269,000 for the three months ended September 30, 2019. We expect that operating expenses will increase over the next 12 months as our long-term growth strategy will require increases in personnel and facilities, along with increased development expenses to ensure that products are brought to market quickly and effectively.

Loss from Operations and Total Net Loss

Loss from operations for the three months ended September 30, 2020, was $37,000, as compared to a loss from operations of $253,000 for the three months ended September 30, 2019, a decrease in net loss from operations of $216,000. The decrease in loss from operations for the three months ended September 30, 2020, was as a result of (i) a reduction in gross revenues, resulting in a reduction in gross profit, and (ii) a decrease in operating expenses due to the decrease in revenues. Total net loss for the three months ended September 30, 2020, was $603,000, as compared to a total net loss of $751,000 for the three months ended September 30, 2019, a decrease in total net loss of $148,000. The decrease in net loss for the three months ended September 30, 2020, was as a result of (i) the change in operations discussed above, (ii) a $180,000 decrease in interest expenses offset by an increase in amortization of debt discount of $94,000, (iii) default penalties and financing costs of $16,000 and $97,000, respectively, incurred during the three months ended September 30, 2020, compared to $88,000 and $320,000, respectively, during the prior period, and (iv) non-cash losses of $340,000 related to the derivative liability compared to non-cash gains of $109,000 in the prior period. Derivative liabilities are associated with loans that are convertible and have variable pricing on the equivalent shares of Common Stock. At the end of each period, these derivative liabilities are valued, and the net change is recorded as a gain or loss in other expense and income.

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

Six Months Ended September 30, 2020, Compared to the Six Months Ended September 30, 2019:

Revenues

Revenues for the six months ended September 30, 2020, were $21,000, as compared to $209,000 for the six months ended September 30, 2019, a decrease of $188,000.

This decrease in revenues can be attributed to the decrease in consumer spending arising from the COVID-19 pandemic, where we saw a noticeable decrease in both retail and online sales. We expect our revenues to improve in future periods as global economic conditions rebound, and consumer spending increases.

Gross Profit and Margins

Gross profit for the six months ended September 30, 2020, was $10,000, as compared to $71,000 for the six months ended September 30, 2019. The $71,000 decrease in gross profit is the result of the decrease in revenues due to reduced consumer demand as a result of the COVID-19 pandemic. Gross profit margin for the six months ended September 30, 2020, was 48%, as compared to 34% for the six months ended September 30, 2019. This change in gross margin loss resulted from a decrease in sales volume. We believe that, subject to factors outside of our control, our historical gross margins of approximately 20%-40% are likely to remain the norm.

Operating Expenses

Operating expenses for the six months ended September 30, 2020, were $252,000, as compared to $477,000 for the six months ended September 30, 2019. We expect that operating expenses will increase over the next 12 months as our long-term growth strategy will require increases in personnel and facilities, along with increased development expenses to ensure that products are brought to market quickly and effectively.

Loss from Operations and Total Net Loss

Loss from operations for the six months ended September 30, 2020, was $242,000, as compared to a loss from operations of $406,000 for the six months ended September 30, 2019, a decrease in net loss from operations of $164,000. The decrease in loss from operations for the six months ended September 30, 2020, was as a result of (i) a reduction in gross revenues, resulting in a reduction in gross profit, and (ii) a decrease in operating expenses due to the decrease in revenues. Total net loss for the six months ended September 30, 2020, was $810,000, as compared to a total net loss of $1,523,000 for the six months ended September 30, 2019, a decrease in total net loss of $713,000. The decrease in net loss for the six months ended September 30, 2020, was as a result of (i) the change in operations discussed above, (ii) a $449,000 decrease in interest expenses offset by an increase in amortization of debt discount of $241,000, (iii) default penalties and financing costs of $16,000 and $97,000, respectively, incurred during the six months ended September 30, 2020, compared to $202,000 and $320,000, respectively, during the prior period, and (iv) non-cash losses of $173,000 related to the derivative liability compared to non-cash losses of $97,000 in the prior period. Derivative liabilities are associated with loans that are convertible and have variable pricing on the equivalent shares of Common Stock. At the end of each period, these derivative liabilities are valued, and the net change is recorded as a gain or loss in other expense and income.

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

Liquidity and Capital Resources

Going Concern

We have incurred operating losses since inception and have negative cash flow from operations. As of September 30, 2020, we had a stockholders’ deficit of $2,301,000, a working capital deficit of $2,296,000, and incurred a net loss of $810,000 for the six months ended September 30, 2020. Additionally, our operations utilized $133,000 in cash during the six months ended September 30, 2020, while we received $67,000 in cash from financing activities. As a result, our continuation as a going concern is dependent on our ability to obtain additional financing until we can generate sufficient cash flows from operations to meet our obligations. We intend to continue to seek additional debt or equity financing to continue our operations, but there can be no assurance that such financing will be available on terms acceptable to us, if at all.

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

As of September 30, 2020 and March 31, 2020, we had cash of approximately $-0- and $67,000, respectively. We estimate our operating expenses for the near- and mid-term may continue to exceed the revenues that we may generate, and we may need to raise capital through either debt or equity offerings to continue operations. We are in the early stages of our business. We are required to fund growth from financing activities, and we intend to rely on a combination of equity and debt financings. Due to market conditions and the early stage of our operations, there is considerable risk that we will not be able to raise such financings at all, or on terms that are not overly dilutive to our existing stockholders. We can offer no assurance that we will be able to raise such funds. If we are unable to raise the funds we require for all of our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer, and we may be forced to reduce or discontinue operations.

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

Cash Flows – Operating Activities

For the six months ended September 30, 2020, our cash used in operating activities amounted to an outflow of $133,000, compared to cash used during the six months ended September 30, 2019, of $420,000. The decrease in cash used in our operating activities is due to the reduction in operating activities during the current period.

Cash Flows – Investing Activities

For the six months ended September 30, 2020, and 2019, there was no cash used in investing activities.

Cash Flows – Financing Activities

For the six months ended September 30, 2020, our cash provided by financing activities amounted to $67,000, which includes $68,000 in proceeds from the issuance of notes payable and repayments of notes payable of $1,000. Our cash provided by financing activities for the six months ended September 30, 2019, amounted to $351,000, which includes $95,000 in proceeds received from the issuances of our Common Stock and $256,000 in process from the issuance of convertible debt.

Off Balance Sheet Arrangements

As of September 30, 2020, and March 31, 2020, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2020. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Jerry Grisaffi and our Chief Financial Officer, A. David Youssefyeh. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the period ended September 30, 2020, besides the addition of Certified Public Accountants to assist with the bookkeeping and financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There is a dispute between the Company and the holder of a convertible note regarding the timing of the conversion. As of September 30, 2020, and through the issuance of this Form 10-Q, neither side has filed formal legal proceedings against the other side and negotiations are ongoing to resolve the matter.

Item 1A. Risk Factors

A smaller reporting company is not required to include this information. For a description of the risk factors applicable to our business and operations, please refer to our Annual Report on Form 10-K for the year ended March 31, 2020, filed with SEC on April 1, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended September 30, 2020, there were no shares of common stock sold. During the six months ended September 30, 2019, we sold 1,250,000 shares of common stock for proceeds of $95,000 used to fund operations.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2020 formatted in Extensible Business Reporting Language (XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Right On Brands, Inc.

Date: June 16, 2021	By:	/s/ Jerry Grisaffi
	Name:	Jerry Grisaffi
	Title:	Chief Executive Officer

Date: June 16, 2021	By:	/s/ A. David Youssefyeh
	Name:	A. David Youssefyeh
	Title:	Chief Financial Officer

