Form 10-Q
period 2020-12-31
Right On Brands, Inc.
filed 2021-06-23
CIK 1580262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2020

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

As of June 23, 2021, there were 5,726,759,527 shares of common stock, par value $0.001 per share, outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Balance Sheets as of December 31, 2020 (unaudited) and March 31, 2020;
F-2	Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2020 and 2019 (unaudited);
F-3	Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the three and nine months ended December 31, 2020 and 2019 (unaudited);
F-4	Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2020 and 2019 (unaudited);
F-5	Notes to Condensed Consolidated Financial Statements (unaudited).

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2020, are not necessarily indicative of the results that can be expected for the full year.

3

RIGHT ON BRANDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	December 31,	March 31,
	2020	2020

Assets
Current assets
Cash	$248	$67,153
Accounts receivable, net of allowance	7,169	7,169
Prepaid expenses	-	34,862
Inventory	15,536	15,536
Total current assets	22,953	124,720

Non-current assets
Property and equipment, net of depreciation	16,632	21,132
Intangible assets, net of amortization	-	307
Right of use asset	-	91,200
Total non-current assets	16,632	112,639

Total assets	$39,585	$237,359

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$96,881	$109,243
Accrued interest payable	101,904	71,318
Accrued expenses	30,807	-
Lease liability, current portion	45,600	45,600
Notes payable	367,000	299,000
Convertible debt, net of discount	376,025	275,941
Derivative liability	931,886	1,574,097
Total current liabilities	1,950,103	2,375,199

Lease liability, non-current	11,400	45,600

Total liabilities	1,961,503	2,420,799

Commitments and contingencies (Note 11)

Stockholders’ deficit
Series A Preferred stock; 10,000,000 shares authorized of $.001 par value; 5,000,000 shares issued, respectively	5,000	5,000
Common stock; par value $.001; 12,000,000,000 and 500,000,000 shares authorized, 4,798,340,367 and 999,515,530 shares issued, respectively	4,798,340	999,516
Additional paid-in capital	7,746,787	10,382,366
Common stock payable	66,820	66,820
Accumulated deficit	(14,563,302)	(13,661,579)
Total Right On Brands stockholders’ deficit	(1,946,355)	(2,207,877)
Noncontrolling interest	24,437	24,437
Total stockholders’ deficit	(1,921,918)	(2,183,440)

Total liabilities and stockholders’ deficit	$39,585	$237,359

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIGHT ON BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2020	2019	2020	2019

Revenues	$2,767	$106,434	$23,348	$315,091
Cost of goods sold	1,260	83,357	11,951	221,277
Gross profit	1,507	23,077	11,397	93,814

Operating expenses
General and administrative	40,277	98,827	185,646	336,657
Advertising and promotion	-	5,818	972	54,749
Legal and professional	-	37,306	10,818	169,233
Executive compensation	40,000	39,000	40,000	62,000
Consulting	-	36,555	-	68,410
Depreciation and amortization	1,500	1,836	4,807	5,149
Impairment expense	-	-	91,200	-
Total operating expenses	81,777	219,342	333,443	696,198

Loss from operations	(80,270)	(196,265)	(322,046)	(602,384)

Other income and (expense)
Interest expense	(21,082)	(116,783)	(61,883)	(606,687)
Loss on interest settlement	-	-	-	(8,693)
Amortization of debt discount	(55,187)	-	(295,934)	-
Change in fair value of derivative liability	101,055	145,868	(72,185)	49,230
Financing costs	-	(15,314)	(96,958)	(335,102)
Default penalty	(36,571)	-	(52,717)	(202,234)
Other income	-	112	-	112
Total other income (expense)	(11,785)	13,883	(579,677)	(1,103,374)

Net loss including noncontrolling interest	$(92,055)	$(182,382)	$(901,723)	$(1,705,758)
Net loss attributable to noncontrolling interest	-	-	-	-
Net loss attributable to Right on Brands, Inc.	$(92,055)	$(182,382)	$(901,723)	$(1,705,758)

Loss per share	$-	$-	$-	$(0.01)

Weighted average shares outstanding - basic	3,940,218,861	387,273,071	2,803,052,219	230,093,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIGHT ON BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

UNAUDITED

	Preferred Stock		Common Stock		Additional Paid in	Common Stock	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Interest	Total

Balances, March 31, 2019	5,000,000	$5,000	73,652,594	$73,653	$8,295,767	$56,050	$(10,186,102)	$24,437	$(1,731,195)

Issuance of common stock for cash	-	-	1,250,000	1,250	23,750	45,000	-	-	70,000

Conversion of debt and interest	-	-	67,054,397	67,054	504,450	-	-	-	571,504

Net loss	-	-	-	-	-	-	(771,977)	-	(771,977)

Balances, June 30, 2019	5,000,000	5,000	141,956,991	141,957	8,823,967	101,050	(10,958,079)	24,437	(1,861,668)

Issuance of common stock for cash	-	-	-	-	-	25,000	-	-	25,000

Conversion of debt and interest	-	-	178,146,772	178,147	1,011,233	-	-	-	1,189,380

Warrants issued as financing costs	-	-	-	-	24,100	-	-	-	24,100

Net loss	-	-	-	-	-	-	(751,399)	-	(751,399)

Balances, September 30, 2019	5,000,000	5,000	320,103,763	320,104	9,859,300	126,050	(11,709,478)	24,437	(1,374,587)

Issuance of common stock for cash	-	-	23,166,666	23,167	56,833	(50,000)	-	-	30,000

Conversion of debt and interest	-	-	109,770,117	109,770	39,331	(20,000)	-	-	129,101

Warrants issued as financing costs	-	-	-	-	9,013	-	-	-	9,013

Net loss	-	-	-	-	-	-	(182,382)	-	(182,382)

Balances, December 31, 2019	5,000,000	$5,000	453,040,546	$453,041	$9,964,477	$56,050	$(11,891,860)	$24,437	$(1,388,855)

Balances, March 31, 2020	5,000,000	$5,000	999,515,530	$999,516	$10,382,366	$66,820	$(13,661,579)	24,437	$(2,183,440)

Conversion of debt and interest	-	-	1,505,618,794	1,505,619	(995,555)	-	-	-	510,064

Net loss	-	-	-	-	-	-	(206,624)	-	(206,624)

Balances, June 30, 2020	5,000,000	5,000	2,505,134,324	2,505,135	9,386,811	66,820	(13,868,203)	24,437	(1,880,000)

Conversion of debt and interest	-	-	651,813,187	651,813	(469,312)	-	-	-	182,501

Net loss	-	-	-	-	-	-	(603,044)	-	(603,044)

Balances, September 30, 2020	5,000,000	5,000	3,156,947,511	3,156,948	8,917,499	66,820	(14,471,247)	24,437	(2,300,543)

Conversion of debt and interest	-	-	1,261,392,856	1,261,392	(866,712)	-	-	-	394,680

Issuance of common stock for services	-	-	380,000,000	380,000	(304,000)	-	-	-	76,000

Net loss	-	-	-	-	-	-	(92,055)	-	(92,055)

Balances, December 31, 2020	5,000,000	$5,000	4,798,340,367	$4,798,340	$7,746,787	$66,820	$(14,563,302)	$24,437	$(1,921,918)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIGHT ON BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the nine months ended
	December 31,
	2020	2019
OPERATING ACTIVITIES
Net loss	$(901,723)	$(1,705,758)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,807	5,149
Inventory impairment	-	21,137
Right of use asset impairment	91,200	-
Amortization of debt discount	295,934	533,592
Fees for debt conversion	-
Financing costs	96,958	335,102
Change in fair value of derivative liability	72,185	(49,230)
Loss on settlement of liabilities	-	8,693
Stock based compensation	76,000	-
Default penalty	50,271	202,234
Common stock issuable	-	(20,000)
Changes in operating assets and liabilities:
Accounts receivable	-	(2,695)
Prepaid expenses	34,862	(15,575)
Inventory	-	(65,343)
Accounts payable	(12,362)	133,083
Accrued interest payable	61,736	73,094
Accrued expenses	(3,394)	-
NET CASH USED IN OPERATING ACTIVITIES	(133,526)	(546,517)

INVESTING ACTIVITIES
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Proceeds from notes payable	68,000	25,000
Proceeds from convertible debt	-	321,250
Repayment of convertible debt	(1,379)	-
Proceeds from issuance of common stock	-	125,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	66,621	471,250

NET DECREASE IN CASH	$(66,905)	$(75,267)
CASH, BEGINNING OF PERIOD	67,153	90,883
CASH, END OF PERIOD	$248	$15,616

CASH PAID FOR INCOME TAXES	$-	$-
CASH PAID FOR INTEREST	$3,179	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Right of use asset and liability, office lease	$-	$136,800
Recognition of right of use asset and lease liability	$34,200	$34,200
Common stock issued for conversion of debt and interest	$3,418,825	$865,082
Penalty accrued as note payable	$-	$121,091
Debt discount at note payable origination	$-	$25,000
Debt discount at convertible note origination	$-	$327,945
Derivative at convertible note origination	$-	$608,211

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

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the period ended December 31, 2020, the Company had an accumulated deficit of approximately $14,563,000, had a net loss of approximately $902,000, and net cash used in operating activities of approximately $134,000, with approximately $23,000 revenue earned, and a lack of profitable operational history. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company has defined cash and cash equivalents as all cash in banks and highly liquid investments available for current use with an initial maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2020 or March 31, 2020.

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC provides coverage of up to $250,000 per depositor, per financial institution, for the aggregate total of depositors’ interest and non-interest-bearing accounts. At December 31, 2020, none of the Company’s cash balances were in excess of FDIC limits. The Company has not experienced any losses on these accounts and management does not believe that the Company is exposed to any significant risks.

Accounts Receivable

The Company performs periodic credit evaluations of its customers’ financial condition and extends credit to virtually all of its customers on an uncollateralized basis. Credit losses to date have been insignificant and within management’s expectations. The Company provides an allowance for doubtful accounts that is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Normal accounts receivable are due 30 to 45 days after the issuance of the invoice. Receivables past due more than 60 days are considered delinquent. Delinquent receivables are evaluated for collectability based on individual credit evaluation and specific circumstances of the customer. As of December 31, 2020, and March 31, 2020, the Company’s allowance for doubtful accounts was $0, respectively. The Company did not write off any accounts receivable against the allowance for doubtful accounts during the periods ended December 31, 2020, and 2019, respectively.

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

RIGHT ON BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Recoverability of Long-Lived Assets

The Company’s long-lived assets and other assets (consisting of property and equipment) are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, “Property, Plant, and Equipment,” and FASB ASC Topic 205 “Presentation of Financial Statements”. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through December 31, 2020 and 2019, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

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

The Company did not have any Level 1 or Level 2 assets and liabilities at December 31, 2020 or March 31, 2020. The Derivative liabilities are Level 3 fair value measurements.

The following is a summary of activity of Level 3 liabilities during the nine months ended December 31, 2020:

Balance at March 31, 2020	$1,574,097
Additions	96,958
Conversions of debt to equity	(811,354)
Change in fair value	72,185
Balance at December 31, 2020	$931,886

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

RIGHT ON BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

At December 31, 2020, the Company estimated the fair value of the conversion feature derivatives embedded in the convertible promissory notes based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock of $0.0003; a risk-free interest rate of 0.09%, and expected volatility of the Company’s common stock of 461%, various estimated exercise prices, and terms under one year.

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

Recently Issued Accounting Standards

During the period ended December 31, 2020, and subsequently, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Subsequent Events

The Company has evaluated all transactions through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

RIGHT ON BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 – INVENTORY

At December 31, 2020 and March 31, 2020, inventory consisted of the following:

	December 31, 2020	March 31, 2020

Raw materials	$3,921	$3,921
Work-in-process	-	-
Finished goods	11,615	11,615
	$15,536	$15,536

NOTE 5 – PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS

The Company’s property and equipment consisted of the following at the respective balance sheet dates:

	December 31, 2020	March 31, 2020

Website development	$88,965	$88,965
Automobile	31,596	31,596
Studio and office equipment	5,957	5,957
Tenant improvements	10,879	10,879
Intangible assets	1,024	1,024
	138,421	138,421
Accumulated depreciation and amortization	(121,789)	(116,982)
	$16,632	$21,439

Depreciation expense of property and equipment for the nine months ended December 31, 2020 and 2019 was $4,500 and $4,739, respectively.

Intangible assets consist of a trademark acquired March 31, 2017 and is being amortized over five years. Amortization expense for the periods ended December 31, 2020 and 2019 was $307 and $410, respectively.

NOTE 6 – DEBT

Notes Payable

During October 2016, the Company extinguished $129,549 of debt in exchange for 5,000,000 shares of newly issued common stock. The original note had a maturity date of November 11, 2016, and no interest rate. A total of 4,200,000 shares were issued to three of the four noteholders. As of December 31, 2016, the remaining balance of 800,000 shares of common stock was pending issuance to one noteholder, so common stock payable of $474,000 was recorded in the accompanying consolidated statement of stockholders’ equity. As of July 2019, the shares were still pending issuance; accordingly, the Company reclassified the amount due to Noteholder 8 to notes payable at the fair value of the common stock. During February 2020, the Company issued 800,000 shares of the Company’s common stock pursuant to the October 2016 debt extinguishment. As a result, the note payable of $474,000 is no longer outstanding. On February 12, 2019, Noteholder 1 submitted a notice of conversion for $125,000 principal and $11,250 accrued interest after the note was in default. The note terms provided a $3,000 daily fee for failure to deliver common stock prior to a deadline of two days after the conversion notice. The shares due under the conversion were not issued until May 8, 2019. Accordingly, a note payable of $135,000 was recorded as a penalty at March 31, 2019. An additional $114,000 was accrued as a penalty during the year ended March 31, 2020. The $249,000 balance remains outstanding and in default at December 31, 2020.

On November 22, 2019, the Company issued a $50,000 promissory note to a third-party lender for a $25,000 cash borrowing. Accordingly, a $25,000 discount was recorded at issuance, all of which was amortized by March 31, 2020. The non-interest-bearing note is secured by inventory, matured February 20, 2020, and remains in default at December 31, 2020.

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

During the period ended December 31, 2020, the Company incurred interest expenses related to notes payable totaling $22,732.

Convertible Debt

At December 31, 2020, the Company’s convertible debt and derivative liability related to the notes which can be converted at variable discounted rates are summarized as follows:

Noteholder	Origination	Maturity	Interest rate	Variable conversion discount	Principal balance	Debt discount	Net amount of liabilities presented	Corresponding derivative balance
Noteholder 2	11/1/2018	8/1/2019	12.00%	35.00%	$21,487	$-	$21,487	$47,238
Noteholder 3	7/17/2019	12/4/2019	15.00%	35.00%	14,475	-	14,475	63,640
Noteholder 5	10/14/2019	10/14/2020	12.00%	35.00%	102,375	-	102,375	231,973
Noteholder 6	2/13/2020	12/13/2020	12.00%	40.00%	100,000	-	100,000	246,516
Noteholder 8	11/21/2017	5/21/2018	6.00%	See below	20,000	-	20,000	81,651
Noteholder 10	2/27/2020	2/26/2021	10.00%	40.00%	110,000	17,312	92,688	260,868
					$368,337	$17,312	$351,025	$931,886

Noteholder	Origination	Maturity	Interest rate	Fixed conversion rate	Principal balance	Debt discount	Net amount of liabilities presented
Noteholder 9	7/7/2016	9/30/2019	6.00%	$0.10/Share	$25,000	$-	$25,000
					$25,000	$-	$25,000

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

During the period ended December 31, 2020, the Company incurred interest expenses related to convertible debt totaling $39,151.

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

The convertible debt held by noteholders 2, 3, 5, 6, 8 and 9 are in default at December 31, 2020. Subsequent to December 31, 2020, and prior to the issuance of these financial statements, the Company defaulted on convertible debt held by noteholder 10 resulting in a default penalty on the outstanding balance at the default date of 110%. The default penalty will be incurred and accrued upon maturity of the respective convertible debt.

Future Maturities

The Company’s future maturities of notes payable and convertible debt are as follows:

Years ending
March 31,	Amount
2021	$710,937
2022	45,600
2023	3,800
$760,337

Amortization of Debt Discount

During the nine months ended December 31, 2020 and 2019, the Company recorded amortization of debt discounts totaling $295,934 and $533,592, respectively.

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

As of December 31, 2020 and March 31, 2020, the noncontrolling interest was $24,437 in the accompanying consolidated financial statements. As of December 31, 2020 and March 31, 2020, our total investment into Spring Hill to date was $101,470. During the periods ended December 31, 2020 and 2019, there have been no significant operations or expenditures in the joint venture.

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

The Company had no potential additional dilutive securities outstanding at December 31, 2020 or March 31, 2020, except as follows:

	December 31, 2020	March 31, 2020
Preferred stock	25,000,000	25,000,000
Warrants	19,230,000	19,230,000
Options	8,000,000	8,000,000
Convertible debt	3,316,398,016	8,611,119,231
Total	3,368,628,016	8,663,349,231

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

During the nine months ended December 31, 2020, the Company received conversion notices related to $275,982 in convertible debt and accrued interest resulting in the issuance of 3,418,824,837 shares of common stock. As a result of the conversions, the derivative liability related to convertible debt was reduced by $811,354.

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

During the nine months ended December 31, 2019 stock warrants for 750,000 shares were issued in connection with financing from Noteholder 3. An additional warrant to purchase 500,000 shares was issued with a subscription agreement September 16, 2019.

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

NOTE 10 – RELATED PARTY TRANSACTIONS

During December 2017, the Company entered into a consulting agreement with Dr. Ashok Patel, who served as CEO until September 2019, to serve as Director of Product Development. Consideration for services under the agreement provided for the issuance of 700,000 shares of common stock of the Company at the time of execution of the agreement, and the following two anniversaries of the agreement. At December 31, 2020 and March 31, 2020, the anniversary shares have yet to be issued. Accordingly, they are reported in the accompanying consolidated statement of stockholders’ equity (deficit) as common stock payable.

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

During the nine months ended December 31, 2020 and 2019, the Company purchased inventory totaling $-0- and $12,400, respectively, from Centre. At December 31, 2020 and March 31, 2020, the Company owed Centre $14,154, respectively, which is included in accounts payable on the accompanying consolidated balance sheets.

At December 31, 2020 and March 31, 2020, the Company had accounts payable totaling $74,200 and $22,760 due to the Company’s CEO and CFO, respectively.

RIGHT ON BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 11 – COMMITMENTS AND CONTINGENCIES

On April 1, 2019 the Company entered into an office and warehouse lease of approximately 5,700 square feet in Carrollton, Texas. At the inception of the lease, the Company adopted ASC 842 requiring the recording of assets and liabilities related to leases on the balance sheet. The Company records rent on straight-line basis over the terms of the underlying lease. As a result of the ongoing COVID-10 pandemic, the lease was abandoned during May 2020. The Company impaired the right-of-use asset related to the lease, resulting in a $91,200 impairment expense for the nine months ended December 31, 2020. The lease states the Company is responsible for the remaining payments through March 31, 2022, totaling approximately $83,659. Through December 31, 2020, the Company has accrued $30,341 of the remaining payments as accrued expenses and will amortize the remaining lease liability to accrued expenses over the remaining life of the lease. To date, the lessor has not demanded payment from the Company for the any unpaid amounts due under the lease.

There is a dispute between the Company and Noteholder 1 regarding the timing of the conversion. As of December 31, 2020, the full amount of the penalty totaling $249,000 has been recorded within notes payable on the accompanying consolidated balance sheet, and neither side has filed formal legal proceedings against the other side and negotiations are ongoing to resolve the matter.

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to December 31, 2020, the Company issued common stock for settlement of convertible debt and accrued interest as summarized below:

	Debt and interest converted	Shares issued
Noteholder 5	20,000	60,606,061
Noteholder 6	120,749	160,999,066
Total	$140,749	221,605,127

On February 1, 2021, the Company issued 249,999,999 shares of common stock to investors under three subscription agreements. As part of the subscription agreements, the Company received cash proceeds totaling $75,000.

From February 2, 2021, to February 16, 2021, the Company issued 200,333,333 shares of common stock to an investor under three subscription agreements. As part of the subscription agreements, the Company received proceeds totaling $60,100, of which $35,100 was received in cash and $25,000 was paid directly to a vendor for the purchase of inventory.

On February 16, 2021, the Company issued a $140,000 convertible note payable to an investor. As part of the convertible note agreement, the Company received proceeds totaling $140,000, of which $100,000 was paid directly to Noteholder 5 to pay in full the principal and interest due under the October 14, 2019, convertible note payable (Note 6) and $40,000 was paid directly to Noteholder 3 to pay in full the principal and interest due under the July 17, 2019, convertible note payable (Note 6). The $140,000 convertible note bears interest at 6% per annum, is convertible at $0.015, and matures on August 16, 2021.

On March 21, 2021, the Company issued a total of 1,700,000 shares of common stock valued at $7,990 to three individuals for services performed on behalf of the Company.

On April 5, 2021, the Company issued 50,000,000 shares of common stock to an investor under a subscription agreement. As part of the subscription agreement, the Company received cash proceeds totaling $25,000.

On May 20, 2021, the Company and Noteholder 3 entered into a settlement and mutual release agreement to settle a dispute over the dilution of 750,000 warrants issued during the year ended March 31, 2020, and the convertible debt held by Noteholder 3 (Note 6). As part of the agreement, the Company agreed to issued Noteholder 3 38,114,035 shares of common stock to settle the convertible debt and outstanding warrants.

On June 21, 2021, the Company issued a total of 166,666,666 shares of common stock to two investors under subscription agreements. As part of the subscription agreements, the Company received cash proceeds totaling $50,000.

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

Results of Operations

Three Months Ended December 31, 2020, Compared to the Three Months Ended December 31, 2019:

Revenues

Revenues for the three months ended December 31, 2020, were $3,000, as compared to $106,000 for the three months ended December 31, 2019, a decrease of $103,000.

This decrease in revenues can be attributed to the decrease in consumer spending arising from the COVID-19 pandemic, where we saw a noticeable decrease in both retail and online sales. We expect our revenues to improve in future periods as global economic conditions rebound, and consumer spending increases.

Gross Profit and Margins

Gross profit for the three months ended December 31, 2020, was $2,000, as compared to $23,000 for the three months ended December 31, 2019. The $21,000 decrease in gross profit is the result of the decrease in revenues due to reduced consumer demand as a result of the COVID-19 pandemic. Gross profit margin for the three months ended December 31, 2020, was 54%, as compared to 22% for the three months ended December 31, 2019. This change in gross margin loss resulted from a decrease in sales volume. We believe that, subject to factors outside of our control, our historical gross margins of approximately 20%-40% are likely to remain the norm.

Operating Expenses

Operating expenses for the three months ended December 31, 2020, were $82,000, as compared to $219,000 for the three months ended December 31, 2019. We expect that operating expenses will increase over the next 12 months as our long-term growth strategy will require increases in personnel and facilities, along with increased development expenses to ensure that products are brought to market quickly and effectively.

Loss from Operations and Total Net Loss

Loss from operations for the three months ended December 31, 2020, was $80,000, as compared to a loss from operations of $196,000 for the three months ended December 31, 2019, a decrease in net loss from operations of $116,000. The decrease in loss from operations for the three months ended December, 2020, was as a result of (i) a reduction in gross revenues, resulting in a reduction in gross profit, and (ii) a decrease in operating expenses due to the decrease in revenues. Total net loss for the three months ended December 31, 2020, was $92,000, as compared to a total net loss of $182,000 for the three months ended December 31, 2019, a decrease in total net loss of $90,000. The decrease in net loss for the three months ended December, 2020, was as a result of (i) the change in operations discussed above, (ii) a $96,000 decrease in interest expenses offset by an increase in amortization of debt discount of $55,000, (iii) default penalties and financing costs of $37,000 and $-0-, respectively, incurred during the three months ended December 31, 2020, compared to $-0- and $15,000, respectively, during the prior period, and (iv) non-cash gains of $101,000 related to the derivative liability compared to non-cash gains of $146,000 in the prior period. Derivative liabilities are associated with loans that are convertible and have variable pricing on the equivalent shares of Common Stock. At the end of each period, these derivative liabilities are valued, and the net change is recorded as a gain or loss in other expense and income.

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

Nine Months Ended December 31, 2020, Compared to the Nine Months Ended December 31, 2019:

Revenues

Revenues for the nine months ended December 31, 2020, were $23,000, as compared to $315,000 for the nine months ended December 31, 2019, a decrease of $292,000.

This decrease in revenues can be attributed to the decrease in consumer spending arising from the COVID-19 pandemic, where we saw a noticeable decrease in both retail and online sales. We expect our revenues to improve in future periods as global economic conditions rebound, and consumer spending increases.

Gross Profit and Margins

Gross profit for the nine months ended December 31, 2020, was $11,000, as compared to $94,000 for the nine months ended December 31, 2019. The $83,000 decrease in gross profit is the result of the decrease in revenues due to reduced consumer demand as a result of the COVID-19 pandemic. Gross profit margin for the nine months ended December 31, 2020, was 49%, as compared to 30% for the nine months ended December 31, 2019. This change in gross margin loss resulted from a decrease in sales volume. We believe that, subject to factors outside of our control, our historical gross margins of approximately 20%-40% are likely to remain the norm.

Operating Expenses

Operating expenses for the nine months ended December 31, 2020, were $333,000, as compared to $602,000 for the nine months ended December 31, 2019. We expect that operating expenses will increase over the next 12 months as our long-term growth strategy will require increases in personnel and facilities, along with increased development expenses to ensure that products are brought to market quickly and effectively.

Loss from Operations and Total Net Loss

Loss from operations for the nine months ended December 31, 2020, was $322,000, as compared to a loss from operations of $602,000 for the nine months ended December 31, 2019, a decrease in net loss from operations of $280,000. The decrease in loss from operations for the nine months ended December 31, 2020, was as a result of (i) a reduction in gross revenues, resulting in a reduction in gross profit, and (ii) a decrease in operating expenses due to the decrease in revenues. Total net loss for the nine months ended December 31, 2020, was $902,000, as compared to a total net loss of $1,706,000 for the nine months ended December 31, 2019, a decrease in total net loss of $804,000. The decrease in net loss for the nine months ended December 31, 2020, was as a result of (i) the change in operations discussed above, (ii) a $545,000 decrease in interest expenses offset by an increase in amortization of debt discount of $296,000, (iii) default penalties and financing costs of $53,000 and $97,000, respectively, incurred during the nine months ended December 31, 2020, compared to $202,000 and $335,000, respectively, during the prior period, and (iv) non-cash losses of $72,000 related to the derivative liability compared to non-cash gains of $49,000 in the prior period. Derivative liabilities are associated with loans that are convertible and have variable pricing on the equivalent shares of Common Stock. At the end of each period, these derivative liabilities are valued, and the net change is recorded as a gain or loss in other expense and income.

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

Liquidity and Capital Resources

Going Concern

We have incurred operating losses since inception and have negative cash flow from operations. As of December 31, 2020, we had a stockholders’ deficit of $1,922,000, a working capital deficit of $1,927,000, and incurred a net loss of $902,000 for the nine months ended December 31, 2020. Additionally, our operations utilized $134,000 in cash during the nine months ended December 31, 2020, while we received $67,000 in cash from financing activities. As a result, our continuation as a going concern is dependent on our ability to obtain additional financing until we can generate sufficient cash flows from operations to meet our obligations. We intend to continue to seek additional debt or equity financing to continue our operations, but there can be no assurance that such financing will be available on terms acceptable to us, if at all.

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

As of December 31, 2020 and March 31, 2020, we had cash of approximately $-0- and $67,000, respectively. We estimate our operating expenses for the near- and mid-term may continue to exceed the revenues that we may generate, and we may need to raise capital through either debt or equity offerings to continue operations. We are in the early stages of our business. We are required to fund growth from financing activities, and we intend to rely on a combination of equity and debt financings. Due to market conditions and the early stage of our operations, there is considerable risk that we will not be able to raise such financings at all, or on terms that are not overly dilutive to our existing stockholders. We can offer no assurance that we will be able to raise such funds. If we are unable to raise the funds we require for all of our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer, and we may be forced to reduce or discontinue operations.

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

Cash Flows – Operating Activities

For the nine months ended December 31, 2020, our cash used in operating activities amounted to an outflow of $134,000, compared to cash used during the nine months ended December 31, 2019, of $547,000. The decrease in cash used in our operating activities is due to the reduction in operating activities during the current period.

Cash Flows – Investing Activities

For the nine months ended December 31, 2020, and 2019, there was no cash used in investing activities.

Cash Flows – Financing Activities

For the nine months ended December 31, 2020, our cash provided by financing activities amounted to $67,000, which includes $68,000 in proceeds from the issuance of notes payable and repayments of notes payable of $1,000. Our cash provided by financing activities for the nine months ended December 31, 2019, amounted to $471,000, which includes $125,000 in proceeds received from the issuances of our Common Stock, $25,000 in proceeds from the issuance of notes payable, and $321,000 in proceeds from the issuance of convertible debt.

Off Balance Sheet Arrangements

As of December 31, 2020, and March 31, 2020, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2020. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Jerry Grisaffi and our Chief Financial Officer, A. David Youssefyeh. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the period ended December 31, 2020, besides the addition of Certified Public Accountants to assist with the bookkeeping and financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There is a dispute between the Company and the holder of a convertible note regarding the timing of the conversion. As of December 31, 2020, and through the issuance of this Form 10-Q, neither side has filed formal legal proceedings against the other side and negotiations are ongoing to resolve the matter.

Item 1A. Risk Factors

A smaller reporting company is not required to include this information. For a description of the risk factors applicable to our business and operations, please refer to our Annual Report on Form 10-K for the year ended March 31, 2020, filed with SEC on April 1, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended December 31, 2020, there were no shares of common stock sold. During the nine months ended December 31, 2019, we sold 24,417,000 shares of common stock for proceeds of $125,000 used to fund operations.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2020 formatted in Extensible Business Reporting Language (XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Right On Brands, Inc.

Date: June 23, 2021	By:	/s/ Jerry Grisaffi
	Name:	Jerry Grisaffi
	Title:	Chief Executive Officer

Date: June 23, 2021	By:	/s/ A. David Youssefyeh
	Name:	A. David Youssefyeh
	Title:	Chief Financial Officer

