Form 10-K
period 2021-03-31
Right On Brands, Inc.
filed 2021-08-04
CIK 1580262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended March 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No

As of August 3, 2021, there were 5,909,426,193 shares of common stock, par value $0.001 per share, outstanding.

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

Overview

Our business is conducted through our wholly-owned subsidiaries, Humbly Hemp, Endo Brands, and Humble Water Company. Humbly Hemp sells and markets a line of hemp enhanced snack foods. Humble Water Company is in a partnership with Springhill Water Co. to develop a line of High Alkaline, Natural Mineral Water, and a bottling and packaging facility. Endo Brands creates and markets a line of CBD consumer products and through ENDO Labs creates white label products and formulations for CBD and Delta-8 based products. As of Fall 2019, in order to form a more efficient corporate structure, Humbly Hemp, Inc. has been merged into Right On Brands, Inc. Right on Brands creates lasting brands with emerging functional ingredients, and our focus right now is industrial hemp, hemp derived cannabinoids, and high alkaline water.

PRODUCT LINE

HUMBLY HEMP (CURRENTLY, THE COMPANY IS FOCUSING ITS TIME AND CAPITAL ON THE ENDO BRANDS LINE SO THE HUMBLY HEMP LINE IS NOT BEING PRODUCED, SOLD OR MARKETED BY THE COMPANY)

Humbly Hemp Snack Bar

The Humbly Hemp Snack Bar is a hemp powered superfood bar. Our bar is certified vegan, and gluten free. We manufacture in an allergen free facility so NO Soy, and NO-GMO's. We believe that it is one of the best bars on the market.

Flavors:

•	Brownie Walnut
•	Chocolate Chip Cookie Dough
•	Peanut Butter & Honey
•	Peanut Butter Chocolate Chip
•	Salted Almond Chocolate

Humbly Hemp Sparkling Tea

Our Sparkling Teas are made with Black Tea, Ginseng Root Extract and Ashwagandha Root Extract and naturally flavored for a clean crisp taste.

Flavors:

•	Peach Mango
•	Raspberry Hibiscus
•	Watermelon

ENDO BRANDS

ENDO Water (CURRENTLY NOT IN PRODUCTION)

ENDO Water is one of a kind wellness drink as “structured water” is one of the biggest wants in the health and wellness market. ENDO Water is created to "Fuel Mind and Body" targeted to increase the performance of the Endo-Cannabinoid System. The endocannabinoid system (ECS) is a group of endogenous cannabinoid receptors located in the mammalian brain and throughout the central and peripheral nervous systems, consisting of neuromodulator lipids and their receptors. Our water is lightly flavored, almost an essence, and infused with CBD (Cannabidiol). CBD is a NON-PHSYCOACTIVE derivative of Cannabis. Our proprietary blend is Sugar Free, Naturally Flavored, has a high PH level and has emulsified CBD for increased bioavailability.

ENDO Drops

The easiest and most effective way to get your daily CBD, CBN or Delta-8 supplementation. These daily drops are blended with amazing essential oils for a great taste. You can take them either directly or mix them into your favorite beverage. There is even a peanut butter flavored drop for your pet. We recently introduced “Endo on the Go” Delta-8 drops that you can slip into your pocket and purse and take with you just about anywhere!

ENDO Ease

Topical Pain relief product, it is our Endo Select Hemp Oil used as either a warming lotion, cooling lotion or salve.

ENDO Tokes

Our ENDO Tokes products are a range of products made for people who would rather smoke their CBD or Delta-8. The original ENDO Toke is a pre-rolled CBD flower that comes in the shape of a cigarette. The product is, however, tobacco free and has less than 0.30% THC so it won’t get you high, but it is a quick delivery system for CBD. In addition, in 2021, the company has introduced a line of Delta-8 infused disposable and rechargeable vape pens as well as Delta-8 flower in jars or pre-rolled for quick consumption. All of these products are designed to give multiple choices to our customers who like to consume CBD and Delta-8 by smoking something.

ENDO Gummies

For people that don’t like to ingest CBD or Delta-8 by smoking, we have a line of gummies. Currently, we sell three different types of gummies: 1) CBD; 2) CBD & Melatonin; and 3) Delta-8.

Competition & our Advantages

In the market we are going to occupy, we face the following major competitors:

•

Manitoba Hemp Foods: Based in Canada, Manitoba looks to be the industry leader in this market. They have been selling hemp products since 1998 and have created a strong brand. They carry Hemp Hearts, Hemp Heart Bars, Hemp protein smoothies, Hemp protein powder, and Hemp oil.

•	Evo Hemp: Evo is a boulder-based Hemp bar company. They are one of the newer hemp brands in the market. They only offer bars in their product line.

•	Nutiva: Nutiva is an organic superfood brand. They offer a wide range of products with chia, red palm, coconut, and hemp.

•

Naturally Splendid: Naturally Splendid is a multifaceted biotechnology company developing, commercializing, producing, selling, and licensing an entirely new generation of hemp-derived, high quality, nutrient-dense Omega foods, nutritional food enhancers, and related products.

•	CBD MD: CBD MD is a manufacturer of CBD infused products. CBD MD has a full line of CBD infused products.

Our Potential Advantages

ENDO Brands advantage in the market is our unique formulation, price point and high quality. We work closely with our manufacturers to tailor our products to consumer demand.

Marketing, Sales, and Distribution Strategies

Marketing Plan

•	Multi-Channel Marketing: We promote through multiple channels to build awareness of our products.

•

Online Marketing: Most major online platform do not allow the advertising of CBD or Delta-8 infused products for sale so we are limited in what we can promote. As such, we use our internal email list to promote our products to people who have previously shown an interest. We are constantly working on expanding the size of this list.

•

Instagram: Our goal on IG for our brands is to build an obsessed fan base and an engaged community. Hemp education is a vital part of these channels, we will utilize this channel to show the “lifestyle” using our products as well as unique info on our products to drive traffic to our online and retail stores.

•	Twitter and Facebook: We use Twitter and Facebook to inform our customers and investors about the company and to drive traffic to our website that will convert into purchases.

•	Consumer Outreach & Education: The most important factor in the marketing of our products will be consumer education on the benefits of hemp derived products.

Sales Plan

•

Retail Store: In 2021 the company opened its first retail store just outside Dallas, Texas. The company is looking at opening up additional company owned stores in the Dallas area as well as licensed stores in other cities.

•	Retail Distribution: The company did not find working with large distributors and retailer as too profitable. As such, it is selling directly to a few retail locations across the continental U.S.

•	Online Sales: We currently sell our “ENDO” line of products through the following website: EndoBrands.com.

Manufacturing and Distribution

Humbly Hemp

Currently not being produced, distributed or sold.

Endo Brands

We use various manufacturers and co-packers to create our Endo branded products.

Joint Venture with Centre Manufacturing, Inc.

As of Fall 2020, we are no longer working with Centre Manufacturing, Inc. to manufacture products and/or create new products.

Item 1A. Risk Factors

Risks Related to Our Company and Business

If we do not obtain additional financing, our business development plans will be delayed, and we may not achieve profitable operations.

We will require significant additional capital to execute on our business development plans. We intend to seek additional funds through private placements of our common stock or other securities as well as public sale of our stock to the public. Our business plan calls for incurring expenses for the purchase of products, website maintenance, and expenses for salary, legal, and administration. If no additional financing is secured, we may have to significantly curtail our plan of operations. If that is the case, our business will not grow as desired. Our ability to raise additional financing is unknown. We do not have any formal commitments or arrangements for the advancement of funds. Consequently, there can be no assurance that we will be able to obtain access to capital as and when needed or, if so, that the terms of any available financing will be commercially reasonable. If we are unable to raise suitable financing, our business development plans may be delayed, and we may be unable to achieve profitable operations.

Since we have limited operating history and limited revenues to date, we may be unable to achieve or maintain profitability. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a newer enterprise.

We have limited financial resources and have generated limited revenues to date in our business. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a company starting a new business enterprise and the highly competitive environment in which we will operate. Since we have a limited operating history and lack a track record of consistent revenues, we cannot assure you that our business will be profitable or that we will ever generate sufficient revenues to fully meet our expenses and totally support our anticipated activities.

Our ability to continue as a business and implement our business plan will depend on our ability to raise sufficient funds. There is no assurance that any debt or equity offerings will be successful or that we will remain in business or be able to implement our business plan if the offerings are not successful.

If we are unable to develop a reliable system for outside manufacturing and fulfillment, our ability to grow our business and achieve profitability will be severely adversely affected.

We currently do not manufacture any of the products that we sell. If our current manufacturers and/or co-packers do not continue to work with us in the future, we may be unable to produce any more product. Our ability to grow our business and customer base will depend upon smoothly functioning relationships with our manufacturing and fulfillment partners and our ability to integrate their roles with our sales, marketing and customer service operations. If we are unable to smoothly integrate these third-party operations into our business, or if we are unable to establish and maintain strong relationships with these key outside parties, our ability to successfully deliver quality products to our customer in a timely manner will be adversely affected, and our ability to achieve profitability will be severely impaired.

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

The coronavirus outbreak may adversely affect our business.

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

Currently, even though many companies are selling items enhanced with Cannabidiol (CBD), the legal status of CBD for use in food is uncertain. For example, in July 2018, the Department of Public Health of the State of California issued a directive stating that CBD derived from industrial hemp, as is used in products like our ENDO Gummy line, is not approved for use in human or pet food. The State of New York has taken a similar position. The FDA has taken a similar position. If this position is adopted by many other states in the future, it could significantly harm our business, financial condition, and results of operations. Furthermore, the Food and Drug Administration has also not declared CBD Generally Recognized As Safe (GRAS) and, as such, it could issue a directive similar to the one issued by the State of California.

In addition, although we believe that Delta-8-Tetrahydrocannabinol is federally legal under the Farm Bill, certain states have moved to outlaw Delta-8 or have it regulated as Marijuana. A recent bill to outlaw Delta-8 was recently defeated in the Texas Legislature.

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

In addition to the "penny stock" rules described below, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity in our common stock. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder's ability to resell shares of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are at 6501 Dalrock Road, Suite 100, Rowlett, TX 75089.

The property is sufficient for our current business size.

Item 3. Legal Proceedings

None.

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

Fiscal Year Ended March 31, 2021

Quarter Ended	High $	Low $
March 31, 2021	$0.0108	$0.0002
December 31, 2020	$0.0006	$0.0001
September 30, 2020	$0.0004	$0.0001
June 30, 2020	$0.0015	$0.0001

Fiscal Year Ended March 31, 2021

Quarter Ended	High $	Low $
March 31, 2020	$0.0013	$0.0001
December 31, 2019	$0.0042	$0.0009
September 30, 2019	$0.0338	$0.0034
June 30, 2019	$0.0489	$0.0065

On August 3, 2021, the last sales price per share of our common stock was $0.0028.

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

Holders of Our Common Stock

As of August 4, 2021, we had 5,909,426,193 shares of our common stock issued and outstanding, held by approximately 125 shareholders of record.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Fiscal Year Ended March 31, 2021 Compared to Fiscal Year Ended March 31, 2020

During the year ended March 31, 2021, we generated revenue of $77,960. Our cost of goods sold was $56,709, resulting in gross margin of $21,251. We incurred total operating expenses of $422,684, consisting of executive compensation of $72,000, general and administrative expenses of $193,620, legal and professional fees of $48,821, bad debt expense of $7,169, advertising and promotion costs of $3,567, asset impairment of $91,200 and depreciation and amortization of $6,307. In addition, we incurred interest expense of $80,253, amortization of debt discount of $313,246, default penalties of $64,717, financing costs of $132,349 a loss on the change in fair value of derivative liabilities of $4,253,946, a gain on the settlement of derivative liabilities of $3,474,572 and a loss on the settlement of a warrant dispute of $80,000. Our net loss for the year ended March 31, 2021 was $1,851,372.

By comparison, during the year ended March 31, 2020, we generated revenue of $328,580. Our cost of goods sold was $307,280, resulting in gross margin of $21,300. We incurred total operating expenses of $968,540, consisting of consulting fees of $162,435, executive compensation of $101,000, general and administrative expenses of $345,157, legal and professional fees of $195,855, bad debt expense of $21,362, advertising and promotion costs of $66,838, asset impairment of $69,113 and depreciation and amortization of $6,780. In addition, we incurred interest expense of $906,177, default penalties of $301,980, financing costs of $496,784, a loss on the change in fair value of derivative liabilities of $821,961, a net loss on extinguishment of debt of $1,447 and other income of $112. Our net loss for the year ended March 31, 2020 was $3,475,477.

Our operating expenses decreased during the year ended March 31, 2021, as compared to the prior year, largely as a result of decreased costs for legal, professional, and consulting fees. While there was a significant decrease in financing costs incurred for debt funding received, default penalties and interest expenses in the current year, there were significant increases in expenses for the amortization of debt discounts and for the change in fair value of our derivative liabilities. As we continue with the development and marketing of our new products, we expect that our operating expenses, as well as our revenues, will increase significantly over the current fiscal year.

Liquidity and Capital Resources

As of March 31, 2021, we had current assets in the amount of $122,554, consisting of cash in the amount of $45,780, inventory of $73,553 and other current assets of $3,221.

As of March 31, 2021, we had current liabilities of $1,577,862, consisting of notes payable of $367,000, convertible debts, net of discounts, in the amount of $338,275, derivative liability of $472,471, accounts payable of $126,798, accrued interest of $81,977, accrued expenses of $121,741, and current portion of lease liability of $69,600.

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

Off Balance Sheet Arrangements

As of March 31, 2021, there were no off-balance sheet arrangements.

Going Concern

We have experienced recurring losses from operations and had an accumulated deficit of $15,512,951 as of March 31, 2021. To date, we have not been able to produce sufficient sales to become cash flow positive and profitable on a consistent basis. The success of our business plan during the next 12 months and beyond will be contingent upon generating sufficient revenue to cover our costs of operations and/or upon obtaining additional financing. If the Company raises additional funds through the issuance of equity, the percentage ownership of current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to the rights, preferences and privileges of the Company’s common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict its future plans for developing its business and achieving commercial revenues. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

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

Inventory

Inventories are stated at the lower of cost (average cost) or market (net realizable value). Inventory consisted of finished goods inventory of $73,553 as of March 31, 2021. Inventory consisted of raw materials and finished goods inventory of $3,921 and $11,615, respectively, as of March 31, 2020.

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

Long-lived Assets

The Company's long-lived assets and other assets (consisting of property and equipment) are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360," Property, Plant, and Equipment", and FASB ASC Topic 205 " Presentation of Financial Statements ". The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management's estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through March 31, 2021 and 2020, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company's products or services will continue, which could result in an impairment of long-lived assets in the future.

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

Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2021 and 2020, the fair value of cash and accounts payable, approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-3	Consolidated Balance Sheets as of March 31, 2021 and March 31, 2020;
F-4	Consolidated Statements of Operations for the years ended March 31, 2021 and 2020;
F-5	Consolidated Statement of Stockholders' Deficit for the years ended March 31, 2021 and 2020;
F-6	Consolidated Statements of Cash Flows for the years ended March 31, 2021 and 2020
F-7	Notes to the Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Right On Brands, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Right On Brands, Inc. (the “Company”) as of March 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended March 31, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered significant losses from inception and had a significant loss from operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Critical Audit Matter Description

As disclosed in Notes 3 and 6 to the consolidated financial statements, the Company had various debt instruments which included conversion features requiring bifurcation and separate accounting. Management evaluated the required accounting, significant estimates, and judgements around the valuation for these embedded derivatives. These embedded derivatives were initially measured at fair value and have subsequently been remeasured to fair value at each reporting period and at settlement.

There is no current observable market for these types of features and, as such, the Company determined the fair value of the embedded derivatives using an option pricing model to measure the fair value of the bifurcated derivative. As a result, a high degree of auditor judgment and effort was required in performing audit procedures to evaluate the conclusions reached by management as well as the inputs to the Company’s option pricing model.

How the Critical Audit Matter Was Addressed In the Audit

Our principal audit procedures performed to address this critical audit matter included the following:

-	We obtained an understanding of the controls and processes surrounding the evaluation, initial measurement and revaluation of the bifurcated derivatives.

-	We evaluated management’s assessment and the conclusions reached to ensure these instruments were recorded in accordance with the relevant accounting guidance.

-

We evaluated the fair value of the bifurcated derivatives that included testing the valuation models and assumptions utilized by management. We reviewed and tested the fair value model used, significant assumptions, and underlying data used in the model.

/s/ Turner, Stone & Company, L.L.P.

We have served as the Company’s auditor since 2019.

Dallas, Texas

August 4, 2021

RIGHT ON BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2021	2020

Assets
Current assets
Cash	$45,780	$67,153
Accounts receivable, net of allowance	-	7,169
Prepaid expenses	-	34,862
Inventory	73,553	15,536
Other current assets	3,221	-
Total current assets	122,554	124,720

Non-current assets
Property and equipment, net of depreciation	21,085	21,132
Intangible assets, net of amortization	-	307
Right of use asset	93,000	91,200
Total non-current assets	114,085	112,639

Total assets	$236,639	$237,359

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$126,798	$109,243
Accrued interest payable	81,977	71,318
Accrued expenses	121,741	-
Lease liability, current portion	69,600	45,600
Notes payable	367,000	299,000
Convertible debt, net of discount	338,275	275,941
Derivative liability	472,471	1,574,097
Total current liabilities	1,577,862	2,375,199

Lease liability, non-current	69,000	45,600

Total liabilities	1,646,862	2,420,799

Commitments and contingencies (Note 11)

Stockholders' deficit
Series A Preferred stock; 10,000,000 shares authorized of $.001 par value; 5,000,000 shares issued, respectively	5,000	5,000
Common stock; par value $.001; 12,000,000,000 and 500,000,000 shares authorized, 5,474,978,826 and 999,515,530 shares issued, respectively	5,474,979	999,516
Additional paid-in capital	8,546,492	10,382,366
Common stock payable	51,820	66,820
Accumulated deficit	(15,512,951)	(13,661,579)
Total Right On Brands stockholders' deficit	(1,434,660)	(2,207,877)
Noncontrolling interest	24,437	24,437
Total stockholders' deficit	(1,410,223)	(2,183,440)

Total liabilities and stockholders' deficit	$236,639	$237,359

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIGHT ON BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	March 31,
	2021	2020

Revenues	$77,960	$328,580
Cost of goods sold	56,709	307,280
Gross profit	21,251	21,300

Operating expenses
General and administrative	193,620	345,157
Advertising and promotion	3,567	66,838
Legal and professional	48,821	195,855
Executive compensation	72,000	101,000
Consulting	-	162,435
Depreciation and amortization	6,307	6,780
Bad debt expense	7,169	21,362
Impairment expense	91,200	69,113
Total operating expenses	422,684	968,540

Loss from operations	(401,433)	(947,240)

Other income and (expense)
Interest expense	(80,253)	(96,150)
Amortization of debt discount	(313,246)	(810,027)
Change in fair value of derivative liability	(4,253,946)	(821,961)
Financing costs	(132,349)	(496,784)
Default penalty	(64,717)	(301,980)
Loss on settlement of liabilities	-	(9,247)
Gain on settlement of liabilities	-	7,800
Gain on settlement of derivative liabilities	3,474,572	-
Loss on settlement of warrant dispute	(80,000)	-
Other income	-	112
Total other income (expense)	(1,449,939)	(2,528,237)

Net loss including noncontrolling interest	$(1,851,372)	$(3,475,477)
Net loss attributable to noncontrolling interest	-	-
Net loss attributable to Right on Brands, Inc.	$(1,851,372)	$(3,475,477)

Loss per share	$0.00	$(0.01)

Weighted average shares outstanding - basic	3,375,947,310	376,175,431

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIGHT ON BRANDS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

	Preferred Stock		Common Stock		Additional Paid in	Common Stock	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Interest	Total

Balances, March 31, 2019	5,000,000	$5,000	73,652,594	$73,653	$8,295,767	$56,050	$(10,186,102)	$24,437	$(1,731,195)

Issuance of common stock for cash	-	-	14,416,666	14,417	80,583	30,770	-	-	125,770

Settlement of liabilities	-	-	28,000,000	28,000	(5,800)	-	-	-	22,200

Conversion of debt and interest	-	-	840,946,270	840,946	1,439,210	(20,000)	-	-	2,260,156

Settlement of note payable	-	-	800,000	800	473,200	-	-	-	474,000

Shares issued for financing costs	-	-	40,700,000	40,700	(20,350)	-	-	-	20,350

Warrants issued for financing costs	-	-	-	-	33,113	-	-	-	33,113

Warrants issued for services	-	-	-	-	11,543	-	-	-	11,543

Shares issued for default penalty	-	-	1,000,000	1,000	75,100	-	-	-	76,100

Net loss	-	-	-	-	-	-	(3,475,477)	-	(3,475,477)

Balances, March 31, 2020	5,000,000	$5,000	999,515,530	$999,516	$10,382,366	$66,820	$(13,661,579)	24,437	$(2,183,440)

Conversion of debt and interest	-	-	3,640,429,964	3,640,430	(1,245,831)	-	-	-	2,394,599

Issuance of common stock for services	-	-	381,700,000	381,700	(297,710)	-	-	-	83,990

Issuance of common stock for cash	-	-	369,999,999	370,000	(234,000)	(15,000)	-	-	121,000

Issuance of common stock for inventory	-	-	83,333,333	83,333	(58,333)	-	-	-	25,000

Net loss	-	-	-	-	-	-	(1,851,372)	-	(1,851,372)

Balances, March 31, 2021	5,000,000	$5,000	5,474,978,826	$5,474,979	$8,546,492	$51,820	$(15,512,951)	$24,437	$(1,410,223)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIGHT ON BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	March 31,
	2021	2020
OPERATING ACTIVITIES
Net loss	$(1,851,372)	$(3,475,477)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,307	6,780
Bad debt expense	7,169	21,362
Inventory impairment	-	69,113
Right of use asset impairment	91,200	-
Amortization of debt discount	313,246	810,027
Financing costs	132,349	496,784
Change in fair value of derivative liability	4,253,946	821,961
Loss on settlement of liabilities	-	1,447
Gain on settlement of derivative liabilities	(3,474,572)	-
Loss on settlement of warrant dispute	80,000	-
Stock based compensation	83,990	11,543
Default penalty	64,717	301,980
Changes in operating assets and liabilities:
Accounts receivable	-	(4,347)
Prepaid expenses	34,862	(34,862)
Inventory	(33,017)	129,308
Other current assets	(3,221)	-
Accounts payable	17,555	43,865
Accrued interest payable	77,659	117,516
Accrued expenses	(3,859)	-
NET CASH USED IN OPERATING ACTIVITIES	(203,041)	(683,000)

INVESTING ACTIVITIES
Purchase of property and equipment	(5,953)	-
NET CASH USED IN INVESTING ACTIVITIES	(5,953)	-

FINANCING ACTIVITIES
Proceeds from notes payable	68,000	25,000
Proceeds from convertible debt	-	508,500
Repayment of convertible debt	(1,379)	-
Proceeds from issuance of common stock	121,000	125,770
NET CASH PROVIDED BY FINANCING ACTIVITIES	187,621	659,270

NET DECREASE IN CASH	$(21,373)	$(23,730)
CASH, BEGINNING OF YEAR	67,153	90,883
CASH, END OF YEAR	$45,780	$67,153

CASH PAID FOR INCOME TAXES	$-	$-
CASH PAID FOR INTEREST	$3,180	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Convertible debt and interest converted into common stock	$2,394,599	$2,260,156
Common stock issued for inventory	$25,000	$-
Original issuance discount on note payable	$-	$25,000
Original issuance discount on convertible debt	$-	$42,150
Discount on convertible debt from derivative liability	$-	$495,795
Common stock issued to settle notes payable	$-	$474,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIGHT ON BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Formation and Business Activity

Right on Brands, Inc. (“we” or “the Company” or “Right on Brands”) was incorporated under the laws of the State of Nevada on April 1, 2011, as HealthTalk Live, Inc. On August 10, 2017, the Company amended is articles of incorporation and changed its name to Right On Brands, Inc. On August 31, 2017, the Company common shares commenced trading under the new stock symbol RTON. The Company’s primary business is the sale of health and wellness products.

The Company has the following wholly owned subsidiaries:

•	Humbly Hemp, Inc.
•	Endo Brands, Inc.
•	Humble Water Company

The Company has the following partially owned subsidiaries:

•	Endo & Centre Venture LLC (51% owner)
•	Spring Hill Water Company, LLC (49% owner – see Note 7)

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended March 31, 2021, the Company had an accumulated deficit of approximately $15,513,000, had a net loss of approximately $1,851,000, and net cash used in operating activities of approximately $203,000, with approximately $78,000 revenue earned, and a lack of profitable operational history. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

RIGHT ON BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company has defined cash and cash equivalents as all cash in banks and highly liquid investments available for current use with an initial maturity of three months or less to be cash equivalents. The Company had no cash equivalents at March 31, 2021, or March 31, 2020.

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC provides coverage of up to $250,000 per depositor, per financial institution, for the aggregate total of depositors' interest and non-interest-bearing accounts. At March 31, 2021, none of the Company's cash balances were in excess of FDIC limits. The Company has not experienced any losses on these accounts and management does not believe that the Company is exposed to any significant risks.

Accounts Receivable

The Company performs periodic credit evaluations of its customers’ financial condition and extends credit to virtually all of its customers on an uncollateralized basis. Credit losses to date have been insignificant and within management’s expectations. The Company provides an allowance for doubtful accounts that is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Normal accounts receivable are due 30 to 45 days after the issuance of the invoice. Receivables past due more than 60 days are considered delinquent. Delinquent receivables are evaluated for collectability based on individual credit evaluation and specific circumstances of the customer. As of March 31, 2021, and March 31, 2020, the Company’s allowance for doubtful accounts was $0, respectively. The Company wrote off $7,169 and $34,479 of accounts receivable against the allowance for doubtful accounts during fiscal years ended March 31, 2021 and 2020, respectively.

Inventory

Inventories are stated at the lower of cost (average cost) or market (net realizable value). Cost includes materials related to the purchase of finished goods to be sold to retail customers. We regularly review inventory quantities on hand, future purchase commitments with our suppliers, and the estimated utility of our inventory. If our review indicates a reduction in utility below carrying value, we reduce our inventory to a new cost basis through a charge to cost of revenue.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided by the straight-line method over the useful lives of the related assets, ranging from one to five years.

The cost of building the Company's website has been capitalized and amortized over a period of three years. Expenditures for minor enhancements and maintenance are expensed as incurred.

RIGHT ON BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recoverability of Long-Lived Assets

The Company's long-lived assets and other assets (consisting of property and equipment) are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, "Property, Plant, and Equipment," and FASB ASC Topic 205 "Presentation of Financial Statements". The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management's estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through March 31, 2021, and 2020, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company's products or services will continue, which could result in an impairment of long-lived assets in the future.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when management assesses that it is probably that a liability has been incurred and the amount can be reasonable estimated.

Stock Based Compensation

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 718. Costs are measured at the estimated fair value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 718.

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

Revenue Recognition

We recognize revenue when our performance obligation is satisfied. Our primary performance obligation (the distribution and sales of hemp products) is satisfied upon the shipment or delivery of products to our customers, which is also when control is transferred. The transfer of control of products to our online customers is typically based on sales terms that do not allow for a right of return after 7 days from the date of purchase. The transfer of control of products to our in-store customers is typically based on sales terms that do not allow for a right of return.

Our products are sold for cash with payments received at pickup or before shipping.

RIGHT ON BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company did not have any Level 1 or Level 2 assets and liabilities at March 31, 2021 or 2020. The Derivative liabilities are Level 3 fair value measurements.

The following is a summary of activity of Level 3 liabilities during the year ended March 31, 2021:

Balance at March 31, 2020	$1,574,097
Additions	96,958
Conversions of debt to equity	(1,977,958)
Settlements	(3,474,572)
Change in fair value	4,253,946
Balance at March 31, 2021	$472,471

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

RIGHT ON BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Beginning on April 1, 2020, the Company began estimating the fair value of the conversion feature derivatives embedded in the convertible promissory notes based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model. The change in method used to value the derivative resulted in a trivial difference in valuation.

At March 31, 2021, the Company estimated the fair value of the conversion feature derivatives embedded in the convertible promissory notes based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock of $0.0035; a risk-free interest rate of 0.05%, and expected volatility of the Company’s common stock of 375%, various estimated exercise prices, and terms under one year.

Financial Instruments

The Company’s financial instruments include cash and cash equivalents, receivables, payables, and debt and are accounted for under the provisions of ASC Topic 825, “Financial Instruments”. The carrying amount of these financial instruments, with the exception of discounted debt, as reflected in the consolidated balance sheets approximates fair value.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in convertible instruments in accordance with ASC 815 "Derivatives and Hedging Activities."

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

Recently Accounting Pronouncements

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

RIGHT ON BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended March 31, 2021, and subsequently, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Subsequent Events

The Company has evaluated all transactions through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

NOTE 4 – INVENTORY

At March 31, 2021 and March 31, 2020, inventory consisted of the following:

	March 31, 2021	March 31, 2020

Raw materials	$-	$3,921
Work-in-process	-	-
Finished goods	73,553	11,615
	$73,553	$15,536

NOTE 5 – PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS

The Company’s property and equipment consisted of the following at the respective balance sheet dates:

	March 31, 2021	March 31, 2020

Website development	$88,965	$88,965
Automobile	31,596	31,596
Studio and office equipment	5,957	5,957
Tenant improvements	10,879	10,879
Intangible assets	1,024	1,024
	144,630	138,421
Accumulated depreciation and amortization	(123,545)	(116,982)
	$21,085	$21,439

Depreciation expense of property and equipment for the years ended March 31, 2021 and 2020 was $6,000 and $6,319, respectively.

Intangible assets consist of a trademark acquired March 31, 2017 and is being amortized over five years. Amortization expense for the years ended March 31, 2021 and 2020 was $307 and $461, respectively.

RIGHT ON BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – DEBT

Notes Payable

During October 2016, the Company extinguished $129,549 of debt in exchange for 5,000,000 shares of newly issued common stock. The original note had a maturity date of November 11, 2016, and no interest rate. A total of 4,200,000 shares were issued to three of the four noteholders. As of December 31, 2016, the remaining balance of 800,000 shares of common stock was pending issuance to one noteholder, so common stock payable of $474,000 was recorded in the accompanying consolidated statement of stockholders’ equity. As of July 2019, the shares were still pending issuance; accordingly, the Company reclassified the amount due to Noteholder 8 to notes payable at the fair value of the common stock. During February 2020, the Company issued 800,000 shares of the Company’s common stock pursuant to the October 2016 debt extinguishment. As a result, the note payable of $474,000 is no longer outstanding. On February 12, 2019, Noteholder 1 submitted a notice of conversion for $125,000 principal and $11,250 accrued interest after the note was in default. The note terms provided a $3,000 daily fee for failure to deliver common stock prior to a deadline of two days after the conversion notice. The shares due under the conversion were not issued until May 8, 2019. Accordingly, a note payable of $135,000 was recorded as a penalty at March 31, 2019. An additional $114,000 was accrued as a penalty during the year ended March 31, 2020. The $249,000 balance remains outstanding and in default at March 31, 2021. The balance was resolved subsequent to March 31, 2021, as detailed in Note 11.

On November 22, 2019, the Company issued a $50,000 promissory note to a third-party lender for a $25,000 cash borrowing. Accordingly, a $25,000 discount was recorded at issuance, all of which was amortized by March 31, 2020. The non-interest-bearing note is secured by inventory, matured February 20, 2020, and remains in default at March 31, 2021.

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

During the year ended March 31, 2021, the Company incurred interest expenses related to notes payable totaling $30,184.

Convertible Debt

At March 31, 2021, the Company's convertible debt and derivative liability related to the notes which can be converted at variable discounted rates are summarized as follows:

Noteholder	Origination	Maturity	Interest rate	Variable conversion discount	Principal balance	Debt discount	Net amount of liabilities presented	Corresponding derivative balance
Noteholder 2	11/1/2018	8/1/2019	12.00%	35.00%	$21,487	$-	$21,487	$37,914
Noteholder 8	11/21/2017	5/21/2018	6.00%	See below	20,000	-	20,000	210,951
Noteholder 10	2/27/2020	2/26/2021	10.00%	40.00%	131,788	-	131,788	202,568
					$173,275	$-	$173,275	$451,433

Noteholder	Origination	Maturity	Interest rate	Fixed conversion rate	Principal balance	Debt discount	Net amount of liabilities presented	Corresponding derivative balance
Noteholder 9	7/7/2016	9/30/2019	6.00%	$0.10/Share	$25,000	$-	$25,000	$-
Noteholder 13	2/16/2021	8/16/2021	6.00%	$0.015/Share	140,000	-	140,000	21,038
					$165,000	$-	$165,000	$21,038

RIGHT ON BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the year ended March 31, 2021, the Company incurred interest expenses related to convertible debt totaling $50,068.

On July 10, 2020, the Company and Noteholder 8 agreed to amend the conversion terms of the $20,000 convertible note payable so that the conversion price is equal to the lessor of $0.0002 or the lowest price the Company has issued stock to any other common stockholder or through the issuance of stock for the conversion of debt during the 90 days prior to the date of submission of a conversion notice by Noteholder 8. The change in conversion terms resulted in a derivative liability and financing costs incurred of $96,958 as a result of this debt extinguishment.

The convertible debt held by noteholders 2, 8, 9 and 10 are in default at March 31, 2021.

Future Maturities

The Company’s future maturities of notes payable and convertible debt are as follows:

Years ending
March 31,	Amount
2022	$701,475
2022	3,800
$705,275

Amortization of Debt Discount

During the years ended March 31, 2021 and 2020, the Company recorded amortization of debt discounts totaling $313,246 and $810,027, respectively.

RIGHT ON BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of March 31, 2021 and 2020, the noncontrolling interest was $24,437 in the accompanying consolidated financial statements. As of March 31, 2021 and 2020, our total investment into Spring Hill to date was $101,470. During the years ended March 31, 2021 and 2020, there have been no significant operations or expenditures in the joint venture.

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

The Company had no potential additional dilutive securities outstanding at March 31, 2021 and 2020, except as follows:

	March 31, 2021	March 31, 2020
Preferred stock	25,000,000	25,000,000
Warrants	14,750,000	19,230,000
Options	8,000,000	8,000,000
Convertible debt	152,763,705	8,611,119,231
Total	200,513,705	8,663,349,231

RIGHT ON BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Common Stock

During December 2017, the Company entered into a three-year consulting agreement with Dr. Ashock Patel, the Company’s former CEO, to serve as Director of Product Development. Consideration for services under the agreement provided for the issuance of 700,000 shares of common stock of the Company at the time of execution of the agreement, and the following two anniversaries of the agreement. Since the shares have yet to be issued at March 31, 2021 and 2020, they are reported in common stock payable in the accompanying consolidated statement of stockholders’ deficit.

During the year ended March 31, 2020, the Company issued a total of 840,946,270 shares of common stock to lenders for conversions of convertible debt of $899,230 and related accrued interest of $54,835. The fair value of the derivative liability of the amounts settled at the time of settlement was $1,306,091.

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

During the year ended March 31, 2021, the Company received conversion notices related to $416,641 in convertible debt and accrued interest resulting in the issuance of 3,640,429,964 shares of common stock. As a result of the conversions, the derivative liability related to convertible debt was reduced by $1,977,958.

During July 2020, the Company issued 3,000,000 shares of common stock related to $15,000 cash received when the investor purchased the shares in June 2019, reducing common stock payable by $15,000.

During October 2020, the Company issued a total of 380,000,000 shares of common stock valued at $76,000 to five individuals for services performed on behalf of the Company. Included in the shares issued were 100,000,000 shares to Director A. David Youssefyeh, 100,000,000 shares to Director and CEO Jerry Grisaffi, and 50,000,000 shares to Director David Lewis.

RIGHT ON BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During February 2021, the Company issued 369,999,999 shares of common stock to four investors for proceeds totaling $124,000, of which $14,000 was received in May 2021.

During February 2021, the Company issued 83,333,333 shares of common stock to an investor for $25,000, all of which was paid directly to a vendor for the purchase of inventory.

During March 2021, the Company issued a total of 1,700,000 shares of common stock valued at $7,990 to three individuals for services performed on behalf of the Company.

Stock Options and Warrants

On November 19, 2018, the Company issued options to its former Chief Executive Officer and Chief Financial Officer to purchase 6,000,000 and 2,000,000 shares of common stock, respectively, at $0.05 per share. The options were immediately vested and expire November 19, 2021.

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

A summary of the status of the Company’s option and warrant grants as of March 31, 2020, and the changes during the fiscal year then ended is presented below:

	Shares	Weighted Avg Exercise Price
Outstanding, March 31, 2019	12,480,000	$0.06
Granted	14,750,000	$0.04
Exercised	-	$-
Expired	-	$-
Outstanding, March 31, 2020	27,230,000	$0.05
Exercisable, March 31, 2020	27,230,000	$0.05

A summary of the status of the Company’s option and warrant grants as of March 31, 2021, and the changes during the fiscal year then ended is presented below:

	Shares	Weighted Avg Exercise Price
Outstanding, March 31, 2020	27,230,000	$0.05
Granted	-	$-
Exercised	-	$-
Expired	(4,480,000)	$0.01
Outstanding, March 31, 2021	22,750,000	$0.04
Exercisable, March 31, 2021	22,750,000	$0.04

RIGHT ON BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – RELATED PARTY TRANSACTIONS

During December 2017, the Company entered into a consulting agreement with Dr. Ashok Patel, who served as CEO until September 2019, to serve as Director of Product Development. Consideration for services under the agreement provided for the issuance of 700,000 shares of common stock of the Company at the time of execution of the agreement, and the following two anniversaries of the agreement. At March 31, 2021, and 2020, the anniversary shares have yet to be issued. Accordingly, they are reported in the accompanying consolidated statement of stockholders’ deficit as common stock payable.

The trustee of La Dulce Vita Trust, Noteholder 8, is the aunt of Daniel Crawford, a related party. The trust is a noteholder as detailed in Note 6 and was issued 25,910,000 shares of common stock for the conversion of $2,000 in convertible debt during the year ended March 31, 2021.

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

During the years ended March 31, 2021 and 2020, the Company purchased inventory totaling $-0- and $13,495, respectively, from Centre. At March 31, 2021 and 2020, the Company owed Centre $14,154, respectively, which is included in accounts payable on the accompanying consolidated balance sheets.

During the year ended March 31, 2021, the Company incurred $32,000 in compensation expenses to the Company’s CEO. At March 31, 2021, the Company had accounts payable totaling $45,227 and $9,500 due to the Company’s CEO and CFO, respectively.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

On April 1, 2019, the Company entered into an office and warehouse lease in Carrollton, Texas. At the inception of the lease, the Company adopted ASC 842 requiring the recording of assets and liabilities related to leases on the balance sheet. The Company records rent on straight-line basis over the terms of the underlying lease. As a result of the ongoing COVID-19 pandemic, the lease was abandoned during May 2020. The Company impaired the right-of-use asset related to the lease, resulting in a $91,200 impairment expense for the year ended March 31, 2021. The lease states the Company is responsible for the remaining payments through March 31, 2022, totaling approximately $83,659. Through March 31, 2021, the Company has accrued $30,341 of the remaining payments as accrued expenses and will amortize the remaining lease liability to accrued expenses over the remaining life of the lease. To date, the lessor has not demanded payment from the Company for the any unpaid amounts due under the lease.

On March 17, 2021, the Company entered into a storefront lease agreement in Rowlett, Texas. At the inception of the lease, the Company recorded a right of use asset and lease liability of $93,000, respectively. The Company records rent on straight-line basis over the terms of the underlying lease. Minimum lease payments under the lease are as follows:

Year Ending March 31,	Amount
2022	$25,200
2023	25,900
2024	26,600
2025	27,300
$105,000

There was a dispute between the Company and Noteholder 1 regarding the timing of the conversion. As of March 31, 2021, the full amount of the penalty totaling $249,000 has been recorded within notes payable on the accompanying consolidated balance sheet, and neither side had filed formal legal proceedings against the other side and negotiations are ongoing to resolve the matter. On June 28, 2021, the Company and Noteholder 1 entered into a Settlement Agreement and Mutual Release whereby the Company issued 83,333,333 shares to Noteholder 1 to settle the dispute.

RIGHT ON BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – FEDERAL INCOME TAX

The Company accounts for income taxes under ASC 740-10, which provides for an asset and liability approach of accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributed to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts calculated for income tax purposes. The provision (benefit) for income taxes for the years ended March 31, 2021, and 2020, assumes a statutory 21%, effective tax rate for federal income taxes.

	March 31, 2021	March 31, 2020

Federal tax statutory rate	21%	21%
Temporary differences	-12%	-8%
Changes in estimates	0%	0%
Valuation allowance	-9%	-13%
Effective rate	0%	0%

The components of deferred tax assets and liabilities as of March 31, 2021, are as follows:

March 31, 2021
Deferred tax assets (liabilities):
Net loss	$(1,851,372)
Temporary differences
Bad debt expense	7,169
Impairment	91,200
Stock-based compensation	83,990
Change in derivative valuation	779,374
Financing costs	89,762
Valuation allowance	799,877
Net deferred tax assets	$-

The Company had deferred income tax assets as of March 31, 2021, and 2020, as follows:

	March 31, 2021	March 31, 2020

Loss carryforwards	$1,798,000	$1,630,000
Less - valuation allowance	(1,798,000)	(1,630,000)
Total net deferred tax assets	$-	$-

The Company provides for a valuation allowance when it is more likely than not that it will not realize a portion of the deferred tax assets. The Company has established a valuation allowance against the net deferred tax asset due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets. Therefore, we have not reflected any benefit of such deferred tax assets in the accompanying financial statements. Our net deferred tax asset and valuation allowance increased by $168,000 and $448,000 in the fiscal years ending March 31, 2021, and 2020, respectively. In the fiscal year ended March 31, 2020, the March 31, 2019, valuation allowance was increased by $570,000 due to an adjustment of the previously estimated loss carryforward of approximately $2,715,000.

At March 31, 2021, the Company had approximately $8,564,000 in federal net operating loss carryforwards. These carry forwards are allowed to be carried forward indefinitely and are to be limited to 80% of the taxable income. Pursuant to Internal Revenue Code Section 382, the future utilization of our net operating loss carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.

RIGHT ON BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

To the extent that the tax deduction is included in a net operating loss carry forward and is in excess of amounts recognized for book purposes, no benefit will be recognized until the loss carry forward is recognized. Upon utilization and realization of the carry forward, the corresponding change in the deferred asset and valuation allowance will be recorded as additional paid-in capital.

As of March 31, 2021, the Company had no uncertain tax positions, or interest and penalties, that qualify for either recognition or disclosure in the financial statements. The company is subject to U.S. federal, state and local income tax examinations by tax authorities for years 2016 through 2019. The tax returns for the fiscal years ended March 31, 2021 and 2020 have not yet been filed.

NOTE 13 – SUBSEQUENT EVENTS

During April 2021, the Company issued 50,000,000 shares of common stock to an investor under a subscription agreement. As part of the subscription agreement, the Company received cash proceeds totaling $25,000.

During May 2021, the Company and Noteholder 3 entered into a settlement and mutual release agreement to settle a dispute over the dilution of 750,000 warrants issued during the year ended March 31, 2020, and the convertible debt held by Noteholder 3 (Note 6). As part of the agreement, the Company agreed to issued Noteholder 3 38,114,035 shares of common stock with a fair value of $80,000 to settle the convertible debt and outstanding warrants. The resulting loss from the settlement has been accrued at March 31, 2021.

During June 2021, the Company issued a total of 249,999,999 shares of common stock to three investors under three subscription agreements. As part of the subscription agreements, the Company received cash proceeds totaling $75,000.

During June 2021, the Company authorized 13,000,000 shares of common stock to a vendor to pay accounts payable owed to the vendor totaling $8,000.

During June 2021, the Company and Noteholder 1 agreed to settle the dispute and default balance detailed in Note 6. As part of the agreement, the Company issued Noteholder 1 83,333,333 shares of common stock in exchange for the $249,000 default penalty owed to Noteholder 1.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending March 31, 2021.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended March 31, 2021. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of March 31, 2021, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending March 31, 2022: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of August 4, 2021.

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

When evaluating director nominees, our directors consider the following factors:

•	The appropriate size of our Board of Directors;
•	Our needs with respect to the particular talents and experience of our directors;
•

The knowledge, skills and experience of nominees, including experience in finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board;

•	Experience in product development and marketing;
•	Experience with accounting rules and practices; and
•	The desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new Board members.

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

Code of Ethics

As of March 31, 2021, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

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

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended March 31, 2021, and March 31, 2020.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jerry Grisaffi, BOD Chairman	2021	$32,000	-	$20,000	-	-	-	-	$52,000
and CEO	2020	$59,000	-	-	-	-	-	-	$59,000
A. David Youssefyeh, Director and	2021	-	-	$20,000	-	-	-	-	$20,000
CFO	2020	$45,000	-	-	-	-	-	-	$45,000
David Lewis,	2021	-	-	$10,000	-	-	-	-	$10,000
Director	2020	-	-	-	-	-	-	-	-
Ashok Patel, Former Director and Former	2021	-	-	-	-	-	-	-	-
President	2020	-	-	-	-	-	-	-	-

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of March 31, 2021.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number Of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Jerry Grisaffi, BOD Chairman and CEO	-	-	-	-	-	-	-	-	-
A.David Youssefyeh, Director and CFO	2,000,000	-	-	$0.05	11/19/2021	-	-	-	-
David Lewis, Director	-	-	-	-	-	-	-	-	-
Ashok Patel, Former Director and Former President	6,000,000	-	-	$0.05	11/19/2021	-	-	-	-

Director Compensation

The table below summarizes all compensation of our directors for our last completed fiscal year.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jerry Grisaffi, BOD Chairman and CEO	$32,000	$20,000	-	-	-	-	$52,000
A.David Youssefyeh, Director and CFO	-	$20,000	-	-	-	-	$20,000
David Lewis, Director	-	$10,000	-	-	-	-	$10,000

Narrative Disclosure to the Director Compensation Table

We did not provide compensation to directors for their service as directors during our last fiscal year.

Employment Agreements with Current Management

As of the date of this filing, there are no employment agreements in effect.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of July 30, 2021, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly. The voting power shown is based on a total of 11,818,852,387 shares, consisting of 5,909,426,193 shares of common stock issued and outstanding, and 5,909,426,194 votes that may be cast by holders of our Series A Preferred Stock. Class ownership percentages for the class of common stock are based on 5,934,426,193 shares, consisting of 5,909,426,193 shares of common stock and 25,000,000 of common stock issuable upon conversion of all shares of our Series A Preferred Stock.

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership		Percent of Class	Percent Voting Power
Common	Daniel Crawford 6501 Dalrock Road, Suite 100 Rowlett, TX	48,507,536	(1)	0.82%	50.20%
Common	Jerry Grisaffi 6501 Dalrock Road, Suite 100 Rowlett, TX	80,000,000	(2)	1.35%	0.68%
Common	A. David Youssefyeh 6501 Dalrock Road, Suite 100 Rowlett, TX	100,987,442		1.70%	0.85%
Common	David Lewis 6501 Dalrock Road, Suite 100 Rowlett, TX	50,000,000		0.84%	0.42%
Common	Total all Executive Officers and Directors	279,494,987		4.71%	52.15%

Common	Other 5% Shareholders - None

Series A Preferred	Daniel Crawford 6501 Dalrock Road, Suite 100 Rowlett, TX	5,000,000	(1)	100.00%

(1)

Consists of 23,507,536 shares of common stock and 5,000,000 shares of Series A Preferred Stock convertible to 25,000,000 shares of common stock. Series A Preferred stock has the right to cast a total of fifty percent (50%) plus one votes on all matters submitted to a vote of holder of the Company’s common stock.

(2)	Held by A. David Youssefyeh for the benefit of Jerry Grisaffi.

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

Item 14. Principal Accountant Fees and Services

The following table presents the aggregate fees billed for each of the last two fiscal years by the Company's former independent registered public accounting firm, Turner, Stone, & Company, L.L.P., in connection with the audit of the Company's consolidated financial statements and other professional services rendered.

Year Ended:	Audit Services	Audit Related Fees	Tax Fees	Other Fees
March 31, 2021	$39,000	n/a	n/a	n/a
March 31, 2020	$37,500	n/a	n/a	n/a

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

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a) Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b) Exhibits

Exhibit Number	Description
3.4	Bylaws (1)
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company's Annual Report on Form 10-K for the year ended March 31, 2021, formatted in Extensible Business Reporting Language (XBRL).
101.INS	XBRL Instance Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.SCH	XBRL Taxonomy Extension Schema

(1)	Incorporated by reference to Registration Statement on Form S-1 filed July 1, 2013.
*	Filed Herewith
**

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed "furnished" and not "filed" or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933 or deemed "furnished" and not "filed" for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Right on Brands, Inc.

August 4, 2021	By:	/s/ Jerry Grisaffi
Jerry Grisaffi
Chief Executive Officer

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

August 4, 2021	By:	/s/ A. David Youssefyeh
A. David Youssefyeh
Chief Financial Officer

