Form 10-Q
period 2021-06-30
Right On Brands, Inc.
filed 2021-08-13
CIK 1580262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

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

☐	Large accelerated filer	☐	Accelerated filer
☐	Non-accelerated filer	☒	Smaller reporting company
		☐	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No

As of August 12, 2021 there were 5,909,426,193 shares of common stock, par value $0.001 per share, outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Balance Sheets as of June 30, 2021 (unaudited) and March 31, 2021;
F-2	Condensed Consolidated Statements of Operations for the three months ended June 30, 2021 and 2020 (unaudited);
F-3	Condensed Consolidated Statements of Stockholders' Deficit for the three months ended June 30, 2021 and 2020 (unaudited);
F-4	Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2021 and 2020 (unaudited);
F-5	Notes to Condensed Consolidated Financial Statements (unaudited).

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2021, are not necessarily indicative of the results that can be expected for the full year.

3

RIGHT ON BRANDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	June 30,	March 31,
	2021	2021

Assets
Current assets
Cash	$34,009	$45,780
Inventory	138,541	73,553
Other current assets	3,221	3,221
Total current assets	175,771	122,554

Non-current assets
Property and equipment, net of depreciation	19,685	21,085
Right of use asset	87,000	93,000
Total non-current assets	106,685	114,085

Total assets	$282,456	$236,639

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$105,023	$126,798
Accrued interest payable	32,809	81,977
Accrued expenses	53,741	121,741
Lease liability, current portion	69,600	69,600
Notes payable	118,000	367,000
Convertible debt, net of discount	338,275	338,275
Derivative liability	447,300	472,471
Total current liabilities	1,164,748	1,577,862

Lease liability, non-current	51,000	69,000

Total liabilities	1,215,748	1,646,862

Commitments and contingencies (Note 11)

Stockholders' deficit
Series A Preferred stock; 10,000,000 shares authorized of $.001 par value; 5,000,000 shares issued, respectively	5,000	5,000
Common stock; par value $.001; 12,000,000,000 shares authorized, 5,909,426,193 and 5,474,978,826 shares issued, respectively	5,909,426	5,474,979
Additional paid-in capital	8,710,945	8,546,492
Common stock payable	51,820	51,820
Accumulated deficit	(15,634,920)	(15,512,951)
Total Right On Brands stockholders' deficit	(957,729)	(1,434,660)
Noncontrolling interest	24,437	24,437
Total stockholders' deficit	(933,292)	(1,410,223)

Total liabilities and stockholders' deficit	$282,456	$236,639

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIGHT ON BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the three months ended
	June 30,
	2021	2020

Revenues	$140,531	$11,130
Cost of goods sold	26,346	8,628
Gross profit	114,185	2,502

Operating expenses
General and administrative	64,145	106,962
Advertising and promotion	5,469	807
Legal and professional	41,579	8,218
Depreciation and amortization	1,400	-
Impairment expense	-	91,200
Total operating expenses	112,593	207,187

Loss from operations	1,592	(204,685)

Other income and (expense)
Interest expense	(10,592)	(21,418)
Amortization of debt discount	-	(146,879)
Change in fair value of derivative liability	25,171	166,358
Loss on settlement of liabilities	(138,140)	-
Total other income (expense)	(123,561)	(1,939)

Net loss including noncontrolling interest	$(121,969)	$(206,624)
Net loss attributable to noncontrolling interest	-	-
Net loss attributable to Right on Brands, Inc.	$(121,969)	$(206,624)

Loss per share	$0.00	$0.00

Weighted average shares outstanding - basic	5,565,567,412	1,464,856,280

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIGHT ON BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND 2020

UNAUDITED

	Preferred Stock		Common Stock		Additional Paid in	Common Stock	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Interest	Total

Balances, March 31, 2020	5,000,000	$5,000	999,515,530	$999,516	$10,382,366	$66,820	$(13,661,579)	$24,437	$(2,183,440)

Conversion of debt and interest	-	-	1,505,618,794	1,505,619	(995,555)	-	-	-	510,064

Net loss	-	-	-	-	-	-	(206,624)	-	(206,624)

Balances, June 30, 2020	5,000,000	$5,000	2,505,134,324	$2,505,135	$9,386,811	$66,820	$(13,868,203)	24,437	$(1,880,000)

Balances, March 31, 2021	5,000,000	$5,000	5,474,978,826	$5,474,979	$8,546,492	$51,820	$(15,512,951)	$24,437	$(1,410,223)

Settlement of accounts payable	-	-	13,000,000	13,000	16,900	-	-	-	29,900

Settlement of warrant dispute	-	-	38,114,035	38,114	41,886	-	-	-	80,000

Settlement of debt dispute	-	-	83,333,333	83,333	341,667	-	-	-	425,000

Issuance of common stock for cash	-	-	299,999,999	300,000	(236,000)	-	-	-	64,000

Net loss	-	-	-	-	-	-	(121,969)	-	(121,969)

Balances, June 30, 2021	5,000,000	$5,000	5,909,426,193	$5,909,426	$8,710,945	$51,820	$(15,634,920)	$24,437	$(933,292)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIGHT ON BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the three months ended
	June 30,
	2021	2020
OPERATING ACTIVITIES
Net loss	$(121,969)	$(206,624)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,400	-
Right of use asset impairment	-	91,200
Amortization of debt discount	-	146,879
Change in fair value of derivative liability	(25,171)	(166,358)
Loss on settlement of liabilities	138,140	-
Changes in operating assets and liabilities:
Prepaid expenses	-	34,862
Inventory	(64,988)	-
Accounts payable	(13,775)	(32,641)
Accrued interest payable	10,592	18,825
Accrued expenses	-	7,541
Lease liability	-	(11,400)
NET CASH USED IN OPERATING ACTIVITIES	(75,771)	(117,716)

INVESTING ACTIVITIES
NET CASH USED IN INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Proceeds from notes payable	-	68,000
Repayment of convertible debt	-	(1,379)
Proceeds from issuance of common stock	64,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	64,000	66,621

NET DECREASE IN CASH	$(11,771)	$(51,095)
CASH, BEGINNING OF YEAR	45,780	67,153
CASH, END OF YEAR	$34,009	$16,058

CASH PAID FOR INCOME TAXES	$-	-
CASH PAID FOR INTEREST	$-	$2,565

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for conversion of debt and interest	-	$1,505,619
Principal and interest settled	$308,760	$-

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

As disclosed in our 10-K for the year ended March 31, 2021, the Company, through its subsidiaries Humble Water Company and Endo & Centre Venture LLC, had joint ventures with no activity. The Company has discontinued these joint ventures and Humble Water Company and Endo & Centre Venture LLC contain no assets, liabilities, or operations.

The Company continues to sell health and wellness products focused in the hemp marketplace through online and in-person retail sales.

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the period ended June 30, 2021, the Company had an accumulated deficit of approximately $15,613,000, had a net loss of approximately $100,000, and net cash used in operating activities of approximately $76,000, with approximately $141,000 revenue earned, and a lack of profitable operational history. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company has defined cash and cash equivalents as all cash in banks and highly liquid investments available for current use with an initial maturity of three months or less to be cash equivalents. The Company had no cash equivalents at June 30, 2021 or March 31, 2021.

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC provides coverage of up to $250,000 per depositor, per financial institution, for the aggregate total of depositors' interest and non-interest-bearing accounts. At June 30, 2021, none of the Company's cash balances were in excess of FDIC limits. The Company has not experienced any losses on these accounts and management does not believe that the Company is exposed to any significant risks.

Accounts Receivable

The Company performs periodic credit evaluations of its customers’ financial condition and extends credit to virtually all of its customers on an uncollateralized basis. Credit losses to date have been insignificant and within management’s expectations. The Company provides an allowance for doubtful accounts that is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Normal accounts receivable are due 30 to 45 days after the issuance of the invoice. Receivables past due more than 60 days are considered delinquent. Delinquent receivables are evaluated for collectability based on individual credit evaluation and specific circumstances of the customer. As of June 30, 2021, and March 31, 2021, the Company’s allowance for doubtful accounts was $0, respectively. The Company did not write off any accounts receivable against the allowance for doubtful accounts during the periods ended June 30, 2021 and 2020, respectively.

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

RIGHT ON BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Recoverability of Long-Lived Assets

The Company's long-lived assets and other assets (consisting of property and equipment) are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, "Property, Plant, and Equipment," and FASB ASC Topic 205 "Presentation of Financial Statements". The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management's estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through June 30, 2021 and 2020, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company's products or services will continue, which could result in an impairment of long-lived assets in the future.

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

RIGHT ON BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Fair Value Measurement

ASC Topic 820, "Fair Value Measurement”, requires that certain financial instruments be recognized at their fair values at our balance sheet dates. However, other financial instruments, such as debt obligations, are not required to be recognized at their fair values, but Generally Accepted Accounting Principles in the United States (“GAAP”) provides an option to elect fair value accounting for these instruments. GAAP requires the disclosure of the fair values of all financial instruments, regardless of whether they are recognized at their fair values or carrying amounts in our balance sheets. For financial instruments recognized at fair value, GAAP requires the disclosure of their fair values by type of instrument, along with other information, including changes in the fair values of certain financial instruments recognized in income or other comprehensive income. For financial instruments not recognized at fair value, the disclosure of their fair values is provided below under "Financial Instruments."

Nonfinancial assets, such as property, plant and equipment, and nonfinancial liabilities are recognized at their carrying amounts in the Company's balance sheets. GAAP does not permit nonfinancial assets and liabilities to be remeasured at their fair values. However, GAAP requires the remeasurement of such assets and liabilities to their fair values upon the occurrence of certain events, such as the impairment of property, plant and equipment. In addition, if such an event occurs, GAAP requires the disclosure of the fair value of the asset or liability along with other information, including the gain or loss recognized in income in the period the remeasurement occurred.

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

The Company did not have any Level 1 or Level 2 assets and liabilities at June 30, 2021 or March 31, 2021. The Derivative liabilities are Level 3 fair value measurements.

The following is a summary of activity of Level 3 liabilities during the three months ended June 30, 2021:

Balance at March 31, 2021	$472,471
Change in fair value	(25,171)
Balance at June 30, 2021	$447,300

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

At March 31, 2021, the Company estimated the fair value of the conversion feature derivatives embedded in the convertible promissory notes based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company's common stock of $0.0035; a risk-free interest rate of 0.05%, and expected volatility of the Company's common stock of 375%, various estimated exercise prices, and terms under one year.

At June 30, 2021, the Company estimated the fair value of the conversion feature derivatives embedded in the convertible promissory notes based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company's common stock of $0.004; a risk-free interest rate of 0.06%, and expected volatility of the Company's common stock of 265%, various estimated exercise prices, and terms under one year.

RIGHT ON BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Financial Instruments

The Company's financial instruments include cash and cash equivalents, receivables, payables, and debt and are accounted for under the provisions of ASC Topic 825, "Financial Instruments". The carrying amount of these financial instruments, with the exception of discounted debt, as reflected in the consolidated balance sheets approximates fair value.

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

Recently Issued Accounting Standards

During the period ended June 30, 2021, and subsequently, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company's consolidated financial statements.

Subsequent Events

The Company has evaluated all transactions through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

RIGHT ON BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 – INVENTORY

At June 30, 2021 and March 31, 2021, inventory consisted of the following:

	June 30, 2021	March 31, 2021

Finished goods	138,541	73,553
	$138,541	$73,553

NOTE 5 – PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS

The Company's property and equipment consisted of the following at the respective balance sheet dates:

	June 30, 2021	March 31, 2021

Website development	$88,965	$88,965
Automobile	31,596	31,596
Studio and office equipment	11,910	11,910
Tenant improvements	11,135	11,135
Intangible assets	1,024	1,024
	144,630	144,630
Accumulated depreciation and amortization	(124,945)	(123,545)
	$19,685	$21,085

Depreciation expense of property and equipment for the three months ended June 30, 2021 and 2020 was $1,400 and $-0-, respectively.

NOTE 6 – DEBT

Notes Payable

During October 2016, the Company extinguished $129,549 of debt in exchange for 5,000,000 shares of newly issued common stock. The original note had a maturity date of November 11, 2016, and no interest rate. A total of 4,200,000 shares were issued to three of the four noteholders. As of December 31, 2016, the remaining balance of 800,000 shares of common stock was pending issuance to one noteholder, so common stock payable of $474,000 was recorded in the accompanying consolidated statement of stockholders' equity. As of July 2019, the shares were still pending issuance; accordingly, the Company reclassified the amount due to Noteholder 8 to notes payable at the fair value of the common stock. During February 2020, the Company issued 800,000 shares of the Company's common stock pursuant to the October 2016 debt extinguishment. As a result, the note payable of $474,000 is no longer outstanding. On February 12, 2019, Noteholder 1 submitted a notice of conversion for $125,000 principal and $11,250 accrued interest after the note was in default. The note terms provided a $3,000 daily fee for failure to deliver common stock prior to a deadline of two days after the conversion notice. The shares due under the conversion were not issued until May 8, 2019. Accordingly, a note payable of $135,000 was recorded as a penalty at March 31, 2019. An additional $114,000 was accrued as a penalty during the year ended March 31, 2020. The $249,000 balance was outstanding and in default at March 31, 2021. On June 28, 2021, the Company and Noteholder 1 settled the dispute over the outstanding balance. As part of the settlement, the Company issued 83,333,333 shares of common stock valued at $425,000 for the settlement of the $249,000 note balance and $59,760 in accrued interest, resulting in a loss on settlement of $116,240.

On November 22, 2019, the Company issued a $50,000 promissory note to a third-party lender for a $25,000 cash borrowing. Accordingly, a $25,000 discount was recorded at issuance, all of which was amortized by March 31, 2020. The non-interest-bearing note is secured by inventory, matured February 20, 2020, and remains in default at June 30, 2021.

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

During the period ended June 30, 2021, the Company incurred interest expenses related to notes payable totaling $3,895.

Convertible Debt

At June 30, 2021, the Company's convertible debt and derivative liability related to the notes which can be converted at variable discounted rates are summarized as follows:

Noteholder	Origination	Maturity	Interest rate	Variable conversion discount	Principal balance	Debt discount	Net amount of liabilities presented	Corresponding derivative balance
Noteholder 2	11/1/2018	8/1/2019	12.00%	35.00%	$21,487	$-	$21,487	$69,521
Noteholder 8	11/21/2017	5/21/2018	6.00%	See below	20,000	-	20,000	114,782
Noteholder 10	2/27/2020	2/26/2021	10.00%	40.00%	131,788	-	131,788	248,338
					$173,275	$-	$173,275	$432,641

Noteholder	Origination	Maturity	Interest rate	Fixed conversion rate	Principal balance	Debt discount	Net amount of liabilities presented	Corresponding derivative balance
Noteholder 9	7/7/2016	9/30/2019	6.00%	$0.10/Share	$25,000	$-	$25,000	$-
Noteholder 13	2/16/2021	8/16/2021	6.00%	$0.015/Share	140,000	-	140,000	14,659
					$165,000	$-	$165,000	$14,659

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

During the period ended June 30, 2021, the Company incurred interest expenses related to convertible debt totaling $6,697.

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

The convertible debt held by noteholders 2, 8, 9 and 10 are in default at June 30, 2021. Subsequently, the convertible debt held by noteholder 13 became in default.

Future Maturities

The Company's future maturities of notes payable and convertible debt are as follows:

Years ending
March 31,	Amount
2022	$452,475
2023	3,800
$456,275

Amortization of Debt Discount

During the three months ended June 30, 2021 and 2020, the Company recorded amortization of debt discounts totaling $-0- and $146,879, respectively.

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

As of June 30, 2021 and March 31, 2021, the noncontrolling interest was $24,437 in the accompanying consolidated financial statements. As of June 30, 2021 and March 31, 2021, our total investment into Spring Hill to date was $101,470. During the periods ended June 30, 2021 and 2020, there have been no significant operations or expenditures in the joint venture.

RIGHT ON BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8 – EARNINGS PER SHARE

FASB ASC Topic 260, "Earnings Per Share," requires a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share (EPS) computations.

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

The Company had no potential additional dilutive securities outstanding at June 30, 2021 or March 31, 2021, except as follows:

	June 30, 2021	March 31, 2021
Preferred stock	25,000,000	25,000,000
Warrants	14,750,000	14,750,000
Options	8,000,000	8,000,000
Convertible debt	141,358,793	152,763,705
Total	189,108,693	200,513,705

NOTE 9 – STOCKHOLDERS' EQUITY

Series A Preferred Stock

The Series A Preferred Stock is convertible to common stock at a rate of five shares for every share held and the holder(s) have the right to cast a total of fifty-percent (50%) plus one votes on all matters submitted to a vote of holder of the Company's common stock. Our Series A Preferred Stock ranks equally, on an as-converted basis, to our common stock with respect to rights upon winding up, dissolution, or liquidation.

On June 6, 2019 the Board of Directors agreed to amend the certificate of designation for the Series A Preferred stock to have the right to cast a total of fifty-percent (50%) plus one votes on all matters submitted to a vote of holder of the Company's common stock, including the election of directors, and all other matters as required by law. There is no right to cumulative voting in the election of directors. The holders of Series A Preferred Stock shall vote together with all other classes and series of common stock of the Company as a single class on all actions to be taken by the common stock holders of the Company except to the extent that voting as a separate class or series is required by law. Our Series A Preferred Stock does not have any special dividend rights.

On October 1, 2016, the Company issued 5,000,000 shares of our Series A Preferred Stock to Daniel Crawford, a related party, in exchange for 10,000,000 shares of Series A Preferred Stock in Humbly Hemp.

Common Stock

From April to June 2021, the Company issued several subscription agreements for the purchase of common stock by various investors. A total of 299,999,999 shares of common stock were issued during the three months ended June 30, 2021, and the Company received cash proceeds received totaling $64,000.

During May 2021, the Company and Noteholder 3 entered into a settlement and mutual release agreement to settle a dispute over the dilution of 750,000 warrants issued during the year ended March 31, 2020, and the convertible debt held by Noteholder 3 (Note 6). As part of the agreement, the Company agreed to issued Noteholder 338,114,035 shares of common stock with a fair value of $80,000 to settle the convertible debt and outstanding warrants. The resulting loss from the settlement was accrued at March 31, 2021 and has been settled as of June 30, 2021.

During June 2021, the Company issued 13,000,000 shares of common stock to a vendor to pay accounts payable owed to the vendor totaling $8,000.

RIGHT ON BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock Options and Warrants

A summary of the status of the Company's option and warrant grants as of June 30, 2021, and the changes during the period then ended is presented below:

	Shares	Weighted Avg Exercise Price
Outstanding, March 31, 2021	22,750,000	$0.04
Granted	-	$-
Exercised	-	$-
Expired	-	$-
Outstanding, June 30, 2021	22,750,000	$0.04
Exercisable, June 30, 2021	22,750,000	$0.04

NOTE 10 – RELATED PARTY TRANSACTIONS

During December 2017, the Company entered into a consulting agreement with Dr. Ashok Patel, who served as CEO until September 2019, to serve as Director of Product Development. Consideration for services under the agreement provided for the issuance of 700,000 shares of common stock of the Company at the time of execution of the agreement, and the following two anniversaries of the agreement. At June 30, 2021 and March 31, 2021, the anniversary shares have yet to be issued. Accordingly, they are reported in the accompanying consolidated statement of stockholders' deficit as common stock payable.

The trustee of La Dulce Vita Trust, Noteholder 8, is the aunt of Daniel Crawford, a related party. The trust is a noteholder as detailed in Note 6.

At June 30, 2021, the Company had accounts payable totaling $38,055 and $1,250 due to the Company's CEO and CFO, respectively.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

On April 1, 2019, the Company entered into an office and warehouse lease in Carrollton, Texas. At the inception of the lease, the Company adopted ASC 842 requiring the recording of assets and liabilities related to leases on the balance sheet. The Company records rent on straight-line basis over the terms of the underlying lease. As a result of the ongoing COVID-19 pandemic, the lease was abandoned during May 2020. The Company impaired the right-of-use asset related to the lease, resulting in a $91,200 impairment expense for the year ended March 31, 2021. The lease states the Company is responsible for the remaining payments through March 31, 2022, totaling approximately $83,659. Through June 30, 2021, the Company has accrued $57,600 of the remaining payments as accrued expenses and will amortize the remaining lease liability to accrued expenses over the remaining life of the lease. To date, the lessor has not demanded payment from the Company for the any unpaid amounts due under the lease.

On March 17, 2021, the Company entered into a storefront lease agreement in Rowlett, Texas. At the inception of the lease, the Company recorded a right of use asset and lease liability of $93,000, respectively. The Company records rent on straight-line basis over the terms of the underlying lease. Minimum lease payments under the lease are as follows:

Year Ending March 31,	Amount
2022	$16,800
2023	25,900
2024	26,600
2025	27,300
$96,600

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes thereto included elsewhere in this report. In addition to historical financial information, the following discussion and analysis contains forward-looking statements based upon current expectations that involve risks, uncertainties, and assumptions, such as our plans, objectives, expectations, and intentions. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic, and competitive uncertainties, and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclose any obligation to update forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as "anticipate," "estimate," "plan," "project," "continuing," "ongoing," "expect," "believe," "intend," "may," "will," "should," "could," and similar expressions to identify forward-looking statements.

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

Results of Operations

Three Months Ended June 30, 2021, Compared to the Three Months Ended June 30, 2020:

Revenues

Revenues for the three months ended June 30, 2021, were $141,000, as compared to $11,000 for the three months ended June 30, 2020, an increase of $130,000.

This increase in revenues can be attributed to the opening of the retail store front in north Texas. We expect our revenues to improve in future periods as we plan to open new locations, global economic conditions continue to rebound, and consumer spending increases.

Gross Profit and Margins

Gross profit for the three months ended June 30, 2021, was $114,000, as compared to $3,000 for the three months ended June 30, 2020. The $111,000 increase in gross profit is the result of our retail store front selling high margin products. Gross profit margin for the three months ended June 30, 2021, was 81%, as compared to 22% for the three months ended June 30, 2020. This change in gross profit margin resulted from an increase in sales volume. We believe that, subject to factors outside of our control, gross margins of approximately 50%-75% are likely to be the norm.

Operating Expenses

Operating expenses for the three months ended June 30, 2021, were $113,000, as compared to $207,000 for the three months ended June 30, 2020. We expect that operating expenses will increase over the next 12 months as our long-term growth strategy will require increases in personnel and facilities.

Profit/Loss from Operations and Total Net Loss

Profit from operations for the three months ended June 30, 2021, was $2,000, as compared to a loss from operations of $205,000 for the three months ended June 30, 2020, an increase of $206,000. The increase in profit from operations for the three months ended June 30, 2021, was as a result of an increase in revenues from the opening of our retail store front.

Total net loss for the three months ended June 30, 2021, was $122,000, as compared to a total net loss of $207,000 for the three months ended June 30, 2020, a decrease in total net loss of $107,000. The decrease in net loss for the three months ended June 30, 2021, was as a result of (i) the change in operations discussed above, (ii) a $138,000 loss on settlement of liabilities in the current period, (iii) interest expenses of $11,000 in the current period compared to $21,000 in the prior period, (iv) amortization of debt discounts of $-0- in the current period compared to $147,000 in the prior period, and (v) non-cash gains of $25,000 related to the derivative liability compared to non-cash gains of $166,000 in the prior period. Derivative liabilities are associated with loans that are convertible and have variable pricing on the equivalent shares of Common Stock. At the end of each period, these derivative liabilities are valued, and the net change is recorded as a gain or loss in other expense and income.

We do not expect to realize net income in the near term as anticipated operational expenses are expected to increase as our long-term growth strategy will require increases in personnel and facilities. Despite management's focus on ensuring operating efficiencies, we expect to continue to operate at a loss through fiscal 2021.

Liquidity and Capital Resources

Going Concern

We have incurred operating losses since inception and have negative cash flow from operations. As of June 30, 2021, we had a stockholders' deficit of $933,000, a working capital deficit of $989,000, and incurred a net loss of $122,000 for the three months ended June 30, 2021. Additionally, our operations utilized $76,000 in cash during the three months ended June 30, 2021, while we received $64,000 in cash from financing activities. As a result, our continuation as a going concern is dependent on our ability to obtain additional financing until we can generate sufficient cash flows from operations to meet our obligations. We intend to continue to seek additional debt or equity financing to continue our operations, but there can be no assurance that such financing will be available on terms acceptable to us, if at all.

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

As of June 30, 2021 and March 31, 2021, we had cash of approximately $34,000 and $46,000, respectively. We estimate our operating expenses for the near- and mid-term may continue to exceed the revenues that we may generate, and we may need to raise capital through either debt or equity offerings to continue operations. We are in the early stages of our business. We are required to fund growth from financing activities, and we intend to rely on a combination of equity and debt financings. Due to market conditions and the early stage of our operations, there is considerable risk that we will not be able to raise such financings at all, or on terms that are not overly dilutive to our existing stockholders. We can offer no assurance that we will be able to raise such funds. If we are unable to raise the funds we require for all of our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer, and we may be forced to reduce or discontinue operations.

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

Cash Flows – Operating Activities

For the three months ended June 30, 2021, our cash used in operating activities amounted to an outflow of $76,000, compared to cash used during the three months ended June 30, 2020, of $118,000. The decrease in cash used in our operating activities is due to the opening of the retail store front in the current period.

Cash Flows – Investing Activities

For the three months ended June 30, 2021 and 2020, there was no cash used in investing activities.

Cash Flows – Financing Activities

For the three months ended June 30, 2021, our cash provided by financing activities amounted to $64,000, which includes $64,000 in proceeds from the issuance of common stock. Our cash provided by financing activities for the three months ended June 30, 2020, amounted to $67,000, which includes $68,000 in proceeds from the issuance of notes payable, and $1,000 in repayments on convertible debt.

Off Balance Sheet Arrangements

As of June 30, 2021, and March 31, 2021, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

There have been no changes from the Summary of Significant Accounting Policies described in our Annual Report on Form 10-K for the year ended March 31, 2021, filed with the Securities and Exchange Commission on August 4, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2021. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Jerry Grisaffi and our Chief Financial Officer, A. David Youssefyeh. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the period ended June 30, 2021.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There is a dispute between the Company and the holder of a convertible note regarding the timing of the conversion. As of June 30, 2021, and through the issuance of this Form 10-Q, neither side has filed formal legal proceedings against the other side and negotiations are ongoing to resolve the matter.

Item 1A. Risk Factors

A smaller reporting company is not required to include this information. For a description of the risk factors applicable to our business and operations, please refer to our Annual Report on Form 10-K for the year ended March 31, 2021, filed with SEC on August 4, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2021, there were 299,999,999 shares of common stock were sold for proceeds of $64,000 used to fund operations. During the three months ended June 30, 2020, no shares of common stock were sold.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2021 formatted in Extensible Business Reporting Language (XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Right On Brands, Inc.

Date: August 12, 2021	By:	/s/ Jerry Grisaffi
	Name:	Jerry Grisaffi
	Title:	Chief Executive Officer

Date: August 12, 2021	By:	/s/ A. David Youssefyeh
	Name:	A. David Youssefyeh
	Title:	Chief Financial Officer

