Form 10-Q
period 2021-09-30
Right On Brands, Inc.
filed 2021-11-15
CIK 1580262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

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

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit). ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☒	Smaller reporting company
		☐	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No

As of November 12, 2021, there were 5,924,801,561 shares of common stock, par value $0.001 per share, outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Balance Sheets as of September 30, 2021 (unaudited) and March 31, 2021;
F-2	Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2021 and 2020 (unaudited);
F-3	Condensed Consolidated Statements of Stockholders’ Deficit for the six months ended September 30, 2021 and 2020 (unaudited);
F-4	Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2021 and 2020 (unaudited);
F-5	Notes to Condensed Consolidated Financial Statements (unaudited).

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2021, are not necessarily indicative of the results that can be expected for the full year.

RIGHT ON BRANDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2021	2021
	(unaudited)	(audited)
Assets
Current assets
Cash	$16,134	$45,780
Inventory	82,759	73,553
Other current assets	3,221	3,221
Total current assets	102,114	122,554

Non-current assets
Property and equipment, net of depreciation	18,285	21,085
Right of use asset	78,300	93,000
Total non-current assets	96,585	114,085

Total assets	$198,699	$236,639

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable	$87,038	$126,798
Accrued interest payable	43,515	81,977
Accrued expenses	70,291	121,741
Lease liability, current portion	69,600	69,600
Notes payable	118,000	367,000
Convertible debt, net of discount	338,275	338,275
Derivative liability	324,928	472,471
Total current liabilities	1,051,647	1,577,862

Lease liability, non-current	30,300	69,000

Total liabilities	1,081,947	1,646,862

Commitments and contingencies (Note 11)

Stockholders’ deficit
Series A Preferred stock; 10,000,000 shares authorized of $.001 par value; 5,000,000 shares issued, respectively	5,000	5,000
Common stock; par value $.001; 12,000,000,000 shares authorized, 5,994,259,526 and 5,474,978,826 shares issued, respectively	5,994,259	5,474,979
Additional paid-in capital	8,654,112	8,546,492
Common stock payable	51,820	51,820
Accumulated deficit	(15,612,876)	(15,512,951)
Total Right On Brands stockholders’ deficit	(907,685)	(1,434,660)
Noncontrolling interest	24,437	24,437
Total stockholders’ deficit	(883,248)	(1,410,223)

Total liabilities and stockholders’ deficit	$198,699	$236,639

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIGHT ON BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the three months ended		For the six months ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenues	$237,009	$9,451	$377,540	$20,581
Cost of goods sold	187,505	2,063	213,851	10,691
Gross profit	49,504	7,388	163,689	9,890

Operating expenses
General and administrative	84,465	38,407	148,610	145,369
Advertising and promotion	12,035	165	17,504	972
Legal and professional	41,226	2,600	82,805	10,818
Depreciation and amortization	1,400	3,307	2,800	3,307
Impairment expense	-	-	-	91,200
Total operating expenses	139,126	44,479	251,719	251,666

Loss from operations	(89,622)	(37,091)	(88,030)	(241,776)

Other income and (expense)
Interest expense	(10,706)	(19,383)	(21,298)	(40,801)
Amortization of debt discount	-	(93,868)	-	(240,747)
Change in fair value of derivative liability	122,372	(339,598)	147,543	(173,240)
Financing costs	-	(96,958)	-	(96,958)
Default penalty	-	(16,146)	-	(16,146)
Loss on settlement of liabilities	-	-	(138,140)	-
Total other income (expense)	111,666	(565,953)	(11,895)	(567,892)

Net income (loss) including noncontrolling interest	$22,044	$(603,044)	$(99,925)	$(809,668)
Net income (loss) attributable to noncontrolling interest	-	-	-	-
Net income (loss) attributable to Right on Brands, Inc.	$22,044	$(603,044)	$(99,925)	$(809,668)

Income (loss) per share	$0.00	$0.00	$0.00	$0.00

Weighted average shares outstanding - basic	5,986,083,801	2,989,535,902	5,776,974,559	231,361,880

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIGHT ON BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

UNAUDITED

	Preferred Stock		Common Stock		Additional Paid in	Common Stock	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Interest	Total

Balances, March 31, 2020	5,000,000	$5,000	999,515,530	$999,516	$10,382,366	$66,820	$(13,661,579)	$24,437	$(2,183,440)

Conversion of debt and interest	-	-	1,505,618,794	1,505,619	(995,555)	-	-	-	510,064

Net loss	-	-	-	-	-	-	(206,624)	-	(206,624)

Balances, June 30, 2020	5,000,000	5,000	2,505,134,324	2,505,135	9,386,811	66,820	(13,868,203)	24,437	(1,880,000)

Conversion of debt and interest	-	-	651,813,187	651,813	(469,312)	-	-	-	182,501

Net loss	-	-	-	-	-	-	(603,044)	-	(603,044)

Balances, September 30, 2020	5,000,000	$5,000	3,156,947,511	$3,156,948	$8,917,499	$66,820	$(14,471,247)	$24,437	$(2,300,543)

Balances, March 31, 2021	5,000,000	$5,000	5,474,978,826	$5,474,979	$8,546,492	$51,820	$(15,512,951)	$24,437	$(1,410,223)

Settlement of accounts payable	-	-	13,000,000	13,000	16,900	-	-	-	29,900

Settlement of warrant dispute	-	-	38,114,035	38,114	41,886	-	-	-	80,000

Settlement of debt dispute	-	-	83,333,333	83,333	341,667	-	-	-	425,000

Issuance of common stock for cash	-	-	299,999,999	300,000	(236,000)	-	-	-	64,000

Net loss	-	-	-	-	-	-	(121,969)	-	(121,969)

Balances, June 30, 2021	5,000,000	5,000	5,909,426,193	5,909,426	8,710,945	51,820	(15,634,920)	24,437	(933,292)

Issuance of common stock for cash	-	-	83,333,333	83,333	(58,333)	-	-	-	25,000

Issuance of common stock for service	-	-	1,500,000	1,500	1,500	-	-	-	3,000

Net income	-	-	-	-	-	-	22,044	-	22,044

Balances, September 30, 2021	5,000,000	$5,000	5,994,259,526	$5,994,259	$8,654,112	$51,820	$(15,612,876)	$24,437	$(883,248)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIGHT ON BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the six months ended
	September 30,
	2021	2020
OPERATING ACTIVITIES
Net loss	$(99,925)	$(809,668)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,800	3,307
Right of use asset impairment	-	91,200
Amortization of debt discount	-	240,747
Financing costs	-	96,958
Stock issued for services	3,000	-
Change in fair value of derivative liability	(147,543)	173,240
Loss on settlement of liabilities	138,140	-
Default penalty	-	16,146
Changes in operating assets and liabilities:
Prepaid expenses	-	34,862
Inventory	(9,206)	-
Accounts payable	(31,760)	(14,587)
Accrued interest payable	21,298	38,208
Accrued expenses	4,550	(3,859)
NET CASH USED IN OPERATING ACTIVITIES	(118,646)	(133,446)

INVESTING ACTIVITIES
NET CASH USED IN INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Proceeds from notes payable	-	68,000
Repayment of convertible debt	-	(1,379)
Proceeds from issuance of common stock	89,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	89,000	66,621

NET DECREASE IN CASH	$(29,646)	$(66,825)
CASH, BEGINNING OF PERIOD	45,780	67,153
CASH, END OF PERIOD	$16,134	$328

CASH PAID FOR INCOME TAXES	$-	$-
CASH PAID FOR INTEREST	$-	$3,179

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for conversion of debt and interest	$-	$2,157,432
Principal and interest settled	$308,760	$-
Right of use asset and liability, office lease	$-	$34,200

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

The Company continues to sell health and wellness products focused in the hemp marketplace through online and in-person retail sales at our retail location in Rowlett, Texas.

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the period ended September 30, 2021, the Company had an accumulated deficit of approximately $15,613,000, had a net loss of approximately $100,000, and net cash used in operating activities of approximately $119,000, with approximately $378,000 revenue earned, and a lack of profitable operational history. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company has defined cash and cash equivalents as all cash in banks and highly liquid investments available for current use with an initial maturity of three months or less to be cash equivalents. The Company had no cash equivalents at September 30, 2021 or March 31, 2021.

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC provides coverage of up to $250,000 per depositor, per financial institution, for the aggregate total of depositors’ interest and non-interest-bearing accounts. At September 30, 2021, none of the Company’s cash balances were in excess of FDIC limits. The Company has not experienced any losses on these accounts and management does not believe that the Company is exposed to any significant risks.

Accounts Receivable

The Company performs periodic credit evaluations of its customers’ financial condition and extends credit to virtually all of its customers on an uncollateralized basis. Credit losses to date have been insignificant and within management’s expectations. The Company provides an allowance for doubtful accounts that is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Normal accounts receivable are due 30 to 45 days after the issuance of the invoice. Receivables past due more than 60 days are considered delinquent. Delinquent receivables are evaluated for collectability based on individual credit evaluation and specific circumstances of the customer. As of September 30, 2021, and March 31, 2021, the Company’s allowance for doubtful accounts was $0, respectively. The Company did not write off any accounts receivable against the allowance for doubtful accounts during the periods ended September 30, 2021 and 2020, respectively.

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

RIGHT ON BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Recoverability of Long-Lived Assets

The Company’s long-lived assets and other assets (consisting of property and equipment) are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, “Property, Plant, and Equipment,” and FASB ASC Topic 205 “Presentation of Financial Statements”. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through September 30, 2021 and 2020, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

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

The Company did not have any Level 1 or Level 2 assets and liabilities at September 30, 2021 or March 31, 2021. The Derivative liabilities are Level 3 fair value measurements.

The following is a summary of activity of Level 3 liabilities during the six months ended September 30, 2021:

Balance at March 31, 2021	$472,471
Change in fair value	(147,543)
Balance at September 30, 2021	$324,928

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

At September 30, 2021, the Company estimated the fair value of the conversion feature derivatives embedded in the convertible promissory notes based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock of $0.0017; a risk-free interest rate of 0.05%, and expected volatility of the Company’s common stock of 150%, various estimated exercise prices, and terms under one year.

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

Recently Issued Accounting Standards

During the period ended September 30, 2021, and subsequently, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Subsequent Events

The Company has evaluated all transactions through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

RIGHT ON BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 – INVENTORY

At September 30, 2021 and March 31, 2021, inventory consisted of the following:

	September 30, 2021	March 31, 2021

Finished goods	82,759	73,553
	$82,759	$73,553

NOTE 5 – PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS

The Company’s property and equipment consisted of the following at the respective balance sheet dates:

	September 30, 2021	March 31, 2021

Website development	$88,965	$88,965
Automobile	31,596	31,596
Studio and office equipment	11,910	11,910
Tenant improvements	11,135	11,135
Intangible assets	1,024	1,024
	144,630	144,630
Accumulated depreciation and amortization	(126,345)	(123,545)
	$18,285	$21,085

Depreciation expense of property and equipment for the six months ended September 30, 2021 and 2020 was $2,800 and $3,307, respectively.

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

On November 22, 2019, the Company issued a $50,000 promissory note to a third-party lender for a $25,000 cash borrowing. Accordingly, a $25,000 discount was recorded at issuance, all of which was amortized by March 31, 2020. The non-interest-bearing note is secured by inventory, matured February 20, 2020, and remains in default at September 30, 2021.

RIGHT ON BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On May 9, 2020, pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Company received a two-year loan for $68,000 from Noteholder 12. Interest is deferred for six months, then is at 1% until maturity in May 2022. The Company applied for the loan to be forgiven by the Small Business Administration and on October 12, 2021, forgiveness of the principal and interest related to the loan was granted.

During the period ended September 30, 2021, the Company incurred interest expenses related to notes payable totaling $7,831.

Convertible Debt

At September 30, 2021, the Company’s convertible debt and derivative liability related to the notes which can be converted at variable discounted rates are summarized as follows:

Noteholder	Origination	Maturity	Interest rate	Variable conversion discount	Principal balance	Debt discount	Net amount of liabilities presented	Corresponding derivative balance
Noteholder 2	11/1/2018	8/1/2019	12.00%	35.00%	$21,487	$-	$21,487	$22,910
Noteholder 8	11/21/2017	5/21/2018	6.00%	See below	20,000	-	20,000	150,381
Noteholder 10	2/27/2020	2/26/2021	10.00%	40.00%	131,788	-	131,788	151,354
					$173,275	$-	$173,275	$324,645

Noteholder	Origination	Maturity	Interest rate	Fixed conversion rate	Principal balance	Debt discount	Net amount of liabilities presented	Corresponding derivative balance
Noteholder 9	7/7/2016	9/30/2019	6.00%	$0.10/Share	$25,000	$-	$25,000	$-
Noteholder 13	2/16/2021	8/16/2021	6.00%	$0.015/Share	140,000	-	140,000	283
					$165,000	$-	$165,000	$283

At March 31, 2021, the Company’s convertible debt and derivative liability related to the notes which can be converted at variable discounted rates are summarized as follows:

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

During the period ended September 30, 2021, the Company incurred interest expenses related to convertible debt totaling $13,467.

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

The convertible debt held by noteholders 2, 8, 9, 10 and 13 are in default at September 30, 2021.

Future Maturities

The Company’s future maturities of notes payable and convertible debt are as follows:

Years ending
March 31,	Amount
2022	$452,475
2023	3,800
$456,275

Amortization of Debt Discount

During the six months ended September 30, 2021 and 2020, the Company recorded amortization of debt discounts totaling $-0- and $240,747, respectively.

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

As of September 30, 2021 and March 31, 2021, the noncontrolling interest was $24,437 in the accompanying consolidated financial statements. As of September 30, 2021 and March 31, 2021, our total investment into Spring Hill to date was $101,470. During the periods ended September 30, 2021 and 2020, there have been no significant operations or expenditures in the joint venture.

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

The Company had no potential additional dilutive securities outstanding at September 30, 2021 or March 31, 2021, except as follows:

	September 30, 2021	March 31, 2021
Preferred stock	25,000,000	25,000,000
Warrants	14,750,000	14,750,000
Options	8,000,000	8,000,000
Convertible debt	282,540,265	152,763,705
Total	330,290,265	200,513,705

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

Common Stock

From April to July 2021, the Company issued several subscription agreements for the purchase of common stock by various investors. A total of 383,333,332 shares of common stock were issued during the six months ended September 30, 2021, and the Company received cash proceeds received totaling $89,000.

During May 2021, the Company and Noteholder 3 entered into a settlement and mutual release agreement to settle a dispute over the dilution of 750,000 warrants issued during the year ended March 31, 2020, and the convertible debt held by Noteholder 3 (Note 6). As part of the agreement, the Company agreed to issued Noteholder 338,114,035 shares of common stock with a fair value of $80,000 to settle the convertible debt and outstanding warrants. The resulting loss from the settlement was accrued at March 31, 2021 and has been settled as of September 30, 2021.

During June 2021, the Company issued 13,000,000 shares of common stock to a vendor to pay accounts payable owed to the vendor totaling $8,000.

During August 2021, the Company issued 1,500,000 shares of common stock for services provided to the Company.

RIGHT ON BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock Options and Warrants

A summary of the status of the Company’s option and warrant grants as of September 30, 2021, and the changes during the period then ended is presented below. The remaining options and warrants expire in November 2021.

	Shares	Weighted Avg Exercise Price
Outstanding, March 31, 2021	22,750,000	$0.04
Granted	-	$-
Exercised	-	$-
Expired	(4,250,000)	$0.02
Outstanding, September 30, 2021	18,500,000	$0.05
Exercisable, September 30, 2021	18,500,000	$0.05

NOTE 10 – RELATED PARTY TRANSACTIONS

During December 2017, the Company entered into a consulting agreement with Dr. Ashok Patel, who served as CEO until September 2019, to serve as Director of Product Development. Consideration for services under the agreement provided for the issuance of 700,000 shares of common stock of the Company at the time of execution of the agreement, and the following two anniversaries of the agreement. At September 30, 2021 and March 31, 2021, the anniversary shares have yet to be issued. Accordingly, they are reported in the accompanying consolidated statement of stockholders’ deficit as common stock payable.

The trustee of La Dulce Vita Trust, Noteholder 8, is the aunt of Daniel Crawford, a related party. The trust is a noteholder as detailed in Note 6.

At September 30, 2021, the Company had accounts payable totaling $21,605 due to the Company’s CEO.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

On April 1, 2019, the Company entered into an office and warehouse lease in Carrollton, Texas. At the inception of the lease, the Company adopted ASC 842 requiring the recording of assets and liabilities related to leases on the balance sheet. The Company records rent on straight-line basis over the terms of the underlying lease. As a result of the ongoing COVID-19 pandemic, the lease was abandoned during May 2020. The Company impaired the right-of-use asset related to the lease, resulting in a $91,200 impairment expense for the year ended March 31, 2021. The lease states the Company is responsible for the remaining payments through March 31, 2022, totaling approximately $83,659. Through September 30, 2021, the Company has accrued $69,600 of the remaining payments as accrued expenses and will amortize the remaining lease liability to accrued expenses over the remaining life of the lease. To date, the lessor has not demanded payment from the Company for the any unpaid amounts due under the lease.

On March 17, 2021, the Company entered into a storefront lease agreement in Rowlett, Texas. At the inception of the lease, the Company recorded a right of use asset and lease liability of $93,000, respectively. The Company records rent on straight-line basis over the terms of the underlying lease. Minimum lease payments under the lease are as follows:

Year Ending March 31,	Amount
2022	$10,500
2023	25,900
2024	26,600
2025	27,300
$90,300

NOTE 12 – SUBSEQUENT EVENTS

On October 20, 2021, the Company and Noteholder 8 reached an agreement resolving an ongoing dispute related to Noteholder 8’s convertible note payable (Note 6). As part of the agreement, the Company issued 225,910,000 shares of the Company’s common stock to settle the dispute and all unpaid principal and interest on the convertible note.

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

Overview

Right On Brands is at the intersection of health and wellness. We create lasting brands with emerging functional ingredients, and our focus right now is industrial hemp and hemp derived products. Our business has historically been conducted through our wholly owned subsidiaries, Endo Brands and Humble Water Company. Humble Water Company is in a partnership with Springhill Water Co. to develop a line of High Alkaline, Natural Mineral Water, and a bottling and packaging facility, but it is no longer active. Endo Brands creates and markets a line of cannabinoid-based consumer products. All of our current business is through Endo Brands.

Results of Operations

Three Months Ended September 30, 2021, Compared to the Three Months Ended September 30, 2020:

Revenues

Revenues for the three months ended September 30, 2021, were approximately $237,000, as compared to approximately $9,000 for the three months ended September 30, 2020, an increase of approximately $228,000.

This increase in revenues can be attributed to the opening of the retail store front in north Texas. We expect our revenues to improve in future periods as we plan to open new locations, global economic conditions continue to rebound, and consumer spending increases.

Gross Profit and Margins

Gross profit for the three months ended September 30, 2021, was approximately $50,000, as compared to approximately $7,000 for the three months ended September 30, 2020. The $43,000 increase in gross profit is the result of our recently-opened retail store front selling more products in 2021 as compared to sales during the comparative period in 2020. Gross profit margin for the three months ended September 30, 2021, was approximately 21%, as compared to approximately 78% for the three months ended September 30, 2020. This change in gross profit margin resulted from an increase in sales volume. We believe that, subject to factors outside of our control, gross margins of approximately 20%-40% are likely to be the norm.

Operating Expenses

Operating expenses for the three months ended September 30, 2021, were approximately $139,000, as compared to approximately $44,000 for the three months ended September 30, 2020. We expect that operating expenses will increase over the next 12 months as our long-term growth strategy will require increases in personnel staffing and facility expansion.

Profit/Loss from Operations and Total Net Loss

Loss from operations for the three months ended September 30, 2021, was approximately $90,000, as compared to a loss from operations of approximately $37,000 for the three months ended September 30, 2020, an increase of approximately $53,000. The increase in loss from operations for the three months ended September 30, 2021, was as a result of an increase in expenses from the operations of our retail store front.

Total net income for the three months ended September 30, 2021, was approximately $22,000, as compared to a total net loss of approximately $603,000 for the three months ended September 30, 2020, a change of approximately $581,000. The change for the three months ended September 30, 2021, was as a result of (i) the change in operations discussed above, (ii) approximately of $97,000 in financing costs in the prior period, (iii) interest expenses of approximately $11,000 in the current period compared to approximately $19,000 in the prior period, (iv) amortization of debt discounts of $-0- in the current period compared to approximately $94,000 in the prior period, and (v) non-cash gains of approximately $122,000 related to the derivative liability compared to non-cash losses of approximately $340,000 in the prior period. Derivative liabilities are associated with loans that are convertible and have variable pricing on the equivalent shares of Common Stock. At the end of each period, these derivative liabilities are valued, and the net change is recorded as a gain or loss in other expense and income.

We do not expect to realize significant net income in the near term as anticipated operational expenses are expected to increase as our long-term growth strategy will require increases in personnel and facilities. Despite management’s focus on ensuring operating efficiencies, we expect to continue to operate at a loss through fiscal 2022.

Six Months Ended September 30, 2021, Compared to the Six Months Ended September 30, 2020:

Revenues

Revenues for the six months ended September 30, 2021, were approximately $378,000, as compared to approximately $21,000 for the six months ended September 30, 2020, an increase of approximately $357,000.

This increase in revenues can be attributed to the opening of the retail store front in north Texas. We expect our revenues to improve in future periods as we plan to open new locations, global economic conditions continue to rebound, and consumer spending increases.

Gross Profit and Margins

Gross profit for the six months ended September 30, 2021, was approximately $164,000, as compared to approximately $10,000 for the six months ended September 30, 2020. The approximately $154,000 increase in gross profit is the result of our recently-opened retail store front selling more products in 2021 as compared to sales during the comparative period in 2020. Gross profit margin for the six months ended September 30, 2021, was approximately 43%, as compared to approximately 48% for the six months ended September 30, 2020. This change in gross profit margin resulted from an increase in sales volume. We believe that, subject to factors outside of our control, gross margins of approximately 20%-50% are likely to be the norm.

Operating Expenses

Operating expenses for the six months ended September 30, 2021, were approximately $252,000, as compared to approximately $252,000 for the six months ended September 30, 2020. We expect that operating expenses will increase over the next 12 months as our long-term growth strategy will require increases in personnel and facilities.

Profit/Loss from Operations and Total Net Loss

Loss from operations for the six months ended September 30, 2021, was approximately $88,000, as compared to a loss from operations of approximately $242,000 for the six months ended September 30, 2020, an decrease of approximately $154,000. The decrease in loss from operations for the six months ended September 30, 2021, was as a result of the commencement of operations at our retail store front.

Total net loss for the six months ended September 30, 2021, was approximately $100,000, as compared to a total net loss of approximately $810,000 for the six months ended September 30, 2020, a change of approximately $710,000. The change for the six months ended September 30, 2021, was as a result of (i) the change in operations discussed above, (ii) approximately $97,000 in financing costs and approximately $16,000 in default penalties in the prior period, (iii) interest expenses of approximately $21,000 in the current period compared to approximately $41,000 in the prior period, (iv) amortization of debt discounts of $-0- in the current period compared to approximately $241,000 in the prior period, and (v) non-cash gains of approximately $148,000 related to the derivative liability compared to non-cash losses of approximately $173,000 in the prior period. Derivative liabilities are associated with loans that are convertible and have variable pricing on the equivalent shares of Common Stock. At the end of each period, these derivative liabilities are valued, and the net change is recorded as a gain or loss in other expense and income.

We do not expect to realize significant net income in the near term as anticipated operational expenses are expected to increase as our long-term growth strategy will require increases in personnel and facilities. Despite management’s focus on ensuring operating efficiencies, we expect to continue to operate at a loss through fiscal 2022.

Liquidity and Capital Resources

Going Concern

We have incurred operating losses since inception and have negative cash flow from operations. As of September 30, 2021, we had a stockholders’ deficit of approximately $15,613,000, a working capital deficit of approximately $950,000, and incurred a net loss of approximately $100,000 for the six months ended September 30, 2021. Additionally, our operations utilized approximately $119,000 in cash during the six months ended September 30, 2021, while we received approximately $89,000 in cash from financing activities. As a result, our continuation as a going concern is dependent on our ability to obtain additional financing until we can generate sufficient cash flows from operations to meet our obligations. We intend to continue to seek additional debt or equity financing to continue our operations, but there can be no assurance that such financing will be available on terms acceptable to us, if at all.

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

As of September 30, 2021 and March 31, 2021, we had cash of approximately approximately $16,000 and $46,000, respectively. We estimate our operating expenses for the near- and mid-term may continue to exceed the revenues that we may generate, and we may need to raise capital through either debt or equity offerings to continue operations. We are in the early stages of our business. We are required to fund growth from financing activities, and we intend to rely on a combination of equity and debt financings. Due to market conditions and the early stage of our operations, there is considerable risk that we will not be able to raise such financings at all, or on terms that are not overly dilutive to our existing stockholders. We can offer no assurance that we will be able to raise such funds. If we are unable to raise the funds we require for all of our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer, and we may be forced to reduce or discontinue operations.

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

Cash Flows – Operating Activities

For the six months ended September 30, 2021, our cash used in operating activities amounted to an outflow of approximately $119,000, compared to cash used during the six months ended September 30, 2020, of approximately $133,000. The decrease in cash used in our operating activities is due to the opening of the retail store front in the current period.

Cash Flows – Investing Activities

For the six months ended September 30, 2021 and 2020, there was no cash used in investing activities.

Cash Flows – Financing Activities

For the six months ended September 30, 2021, our cash provided by financing activities amounted to approximately $89,000, which includes approximately $89,000 in proceeds from the issuance of common stock. Our cash provided by financing activities for the six months ended September 30, 2020, amounted to approximately $67,000, which includes approximately $68,000 in proceeds from the issuance of notes payable, and approximately $1,000 in repayments on convertible debt.

Off Balance Sheet Arrangements

As of September 30, 2021, and March 31, 2021, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2021. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Jerry Grisaffi and our Chief Financial Officer, A. David Youssefyeh. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the period ended September 30, 2021.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

During the quarter ended September 30, 2021, there was a dispute between the Company and the holder of a convertible note regarding the timing of the conversion. As of September 30, 2021, and through the issuance of this Form 10-Q, neither side had filed formal legal proceedings against the other side, and the matter has now been resolved as of November 15, 2021.

Item 1A. Risk Factors

A smaller reporting company is not required to include this information. For a description of the risk factors applicable to our business and operations, please refer to our Annual Report on Form 10-K for the year ended March 31, 2021, filed with SEC on August 4, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On or about August 26, 2021, the Company issued 1,500,000 shares of Company common stock to a third-party marketing consultant for social media management services during the quarter valued at approximately $1,500.

On or about July 15, 2021, the Company issued 83,333,333 shares of Company common stock to a third-party investor for $25,000 in cash.

The issuances of the foregoing securities were made in reliance on the exemption from registration provided by Rule 506(c) promulgated under Section 4(a)(2) of the Securities Act of 1933, as amended, as the shareholders were accredited and/or financially sophisticated, as well as Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions with the shareholders did not involve a public offering.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation (incorporated by reference to Registration Statement on Form S-1 filed July 1, 2013)
3.2	Certificate of Designation (incorporated by reference to Current Report on Form 8-K filed October 5, 2016)
3.3	Articles of Merger (changing name) (incorporated by reference to Current Report on Form 8-K filed August 31, 2017)
3.4	Bylaws (incorporated by reference to Registration Statement on Form S-1 filed July 1, 2013)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2021 formatted in Extensible Business Reporting Language (XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Right On Brands, Inc.

Date: November 15, 2021	By:	/s/ Jerry Grisaffi
	Name:	Jerry Grisaffi
	Title:	Chief Executive Officer

Date: November 15, 2021	By:	/s/ A. David Youssefyeh
	Name:	A. David Youssefyeh
	Title:	Chief Financial Officer

