Form 10-K
period 2022-03-31
Right On Brands, Inc.
filed 2022-07-11
CIK 1580262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended March 31, 2022

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

As of July 8, 2022, there were 5,926,801,561 shares of common stock, par value $0.001 per share, outstanding.

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

Overview

Our business is conducted through our wholly-owned subsidiaries, Endo Brands, Endo Wellness Centers, and Humble Water Company. Humbly Hemp sells and markets a line of hemp enhanced snack foods. Humble Water Company is in a partnership with Springhill Water Co. to develop a line of High Alkaline, Natural Mineral Water, and a bottling and packaging facility. Endo Brands creates and markets a line of CBD consumer products and through ENDO Labs creates white label products and formulations for CBD and Delta-8 based products. Right on Brands creates lasting brands with emerging functional ingredients, and our focus right now is industrial hemp, hemp derived cannabinoids, and high alkaline water.

PRODUCT LINE

ENDO BRANDS

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

Fiscal Year Ended March 31, 2022

Quarter Ended	High $	Low $
March 31, 2022	$0.0010	$0.0005
December 31, 2021	$0.0023	$0.0006
September 30, 2021	$0.0043	$0.0013
June 30, 2021	$0.0055	$0.0013

Fiscal Year Ended March 31, 2021

Quarter Ended	High $	Low $
March 31, 2021	$0.0108	$0.0002
December 31, 2020	$0.0006	$0.0001
September 30, 2020	$0.0004	$0.0001
June 30, 2020	$0.0015	$0.0001

On July 7, 2022, the last sales price per share of our common stock was $0.0006.

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

Holders of Our Common Stock

As of July 8, 2022, we had 5,926,801,561 shares of our common stock issued and outstanding, held by approximately 125 shareholders of record.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Fiscal Year Ended March 31, 2022 Compared to Fiscal Year Ended March 31, 2021

During the year ended March 31, 2022, we generated revenue of $997,100. Our cost of goods sold was $557,088, resulting in gross margin of $440,012. We incurred total operating expenses of $495,697, consisting of general and administrative expenses of $349,980, legal and professional fees of $111,599, advertising and promotion costs of $28,518 and depreciation and amortization of $5,600. In addition, we incurred interest expense of $25,636, amortization of debt discount of $966, a gain on the change in fair value of derivative liabilities of $100,209 and a loss on the settlement of liabilities of $274,938. Our net loss for the year ended March 31, 2022, was $257,016.

By comparison, during the year ended March 31, 2021, we generated revenue of $77,960. Our cost of goods sold was $56,709, resulting in gross margin of $21,251. We incurred total operating expenses of $422,684, consisting of executive compensation of $72,000, general and administrative expenses of $193,620, legal and professional fees of $48,821, bad debt expense of $7,169, advertising and promotion costs of $3,567, asset impairment of $91,200 and depreciation and amortization of $6,307. In addition, we incurred interest expense of $80,253, amortization of debt discount of $313,246, default penalties of $64,717, financing costs of $132,349 a loss on the change in fair value of derivative liabilities of $4,253,946, a gain on the settlement of derivative liabilities of $3,474,572 and a loss on the settlement of a warrant dispute of $80,000. Our net loss for the year ended March 31, 2021 was $1,851,372.

Our revenues increased during the year ended March 31, 2022, as compared to the prior year, largely as a result of the new store opening in Rowlett, Texas. Our operating expenses were relatively consistent as compared to the prior year. During the prior year and into the current year, the Company settled much of its debt obligations resulting in a decrease in interest expenses, derivative liabilities, default penalties, debt discount amortization, and financing costs. As we continue with the development and marketing of our new products, we expect that our operating expenses, as well as our revenues, will increase significantly over the current fiscal year.

Liquidity and Capital Resources

As of March 31, 2022, we had current assets in the amount of $152,221, consisting of cash in the amount of $28,056, prepaid expenses of $6,000, inventory of $114,944 and other current assets of $3,221.

As of March 31, 2022, we had current liabilities of $757,571, consisting of notes payable of $94,945, convertible debts, net of discounts, in the amount of $296,788, derivative liability of $159,106, accounts payable of $56,723, accrued interest of $32,883, accrued expenses of $93,189, and current portion of lease liability of $23,937.

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

Off Balance Sheet Arrangements

As of March 31, 2022, there were no off-balance sheet arrangements.

Going Concern

We have experienced recurring losses from operations and had an accumulated deficit of $15,769,967 as of March 31, 2022. To date, we have not been able to produce sufficient sales to become cash flow positive and profitable on a consistent basis. The success of our business plan during the next 12 months and beyond will be contingent upon generating sufficient revenue to cover our costs of operations and/or upon obtaining additional financing. If the Company raises additional funds through the issuance of equity, the percentage ownership of current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to the rights, preferences and privileges of the Company’s common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict its future plans for developing its business and achieving commercial revenues. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

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

Inventory

Inventories are stated at the lower of cost (average cost) or market (net realizable value). Inventory consisted of finished goods inventory of $114,944 and $73,553 as of March 31, 2022 and 2021, respectively.

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

Long-lived Assets

The Company's long-lived assets and other assets (consisting of property and equipment) are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360," Property, Plant, and Equipment", and FASB ASC Topic 205 " Presentation of Financial Statements ". The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management's estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through March 31, 2022 and 2021, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company's products or services will continue, which could result in an impairment of long-lived assets in the future.

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

Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB Topic ASC 825 that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2022 and 2021, the fair value of cash and accounts payable, approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

The PCAOB ID for Turner, Stone & Company, L.L.P. is #76.

Audited Financial Statements:

F-4	Consolidated Balance Sheets as of March 31, 2022 and March 31, 2021;
F-5	Consolidated Statements of Operations for the years ended March 31, 2022 and 2021;
F-6	Consolidated Statement of Stockholders' Deficit for the years ended March 31, 2022 and 2021;
F-7	Consolidated Statements of Cash Flows for the years ended March 31, 2022 and 2021
F-8	Notes to the Financial Statements

Your Vision Our Focus

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Right On Brands, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Right On Brands, Inc. (the “Company”) as of March 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended March 31, 2022 and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Turner, Stone & Company, L.L.P. Accountants and Consultants 12700 Park Central Drive, Suite 1400 Dallas, Texas 75251 Telephone: 972-239-1660 ⁄ Facsimile: 972-239-1665 Toll Free: 877-853-4195
Web site: turnerstone.com	INTERNATIONAL ASSOCIATION OF ACCOUNTANTS AND AUDITORS

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

How the Critical Audit Matter Was Addressed In the Audit

Our principal audit procedures performed to address this critical audit matter included the following:

•	We obtained an understanding of the controls and processes surrounding the evaluation, initial measurement and revaluation of the bifurcated derivatives.

•	We evaluated management’s assessment and the conclusions reached to ensure these instruments were recorded in accordance with the relevant accounting guidance.

•	We evaluated the fair value of the bifurcated derivatives that included testing the valuation models and assumptions utilized by management. We reviewed and tested the fair value model used, significant assumptions, and underlying data used in the model.

/s/ Turner, Stone & Company, L.L.P.

We have served as the Company’s auditor since 2019.

Dallas, Texas

July 8, 2022

RIGHT ON BRANDS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2022	2021

Assets
Current assets
Cash	$28,056	$45,780
Prepaid expenses	6,000	-
Inventory	114,944	73,553
Other current assets	3,221	3,221
Total current assets	152,221	122,554

Non-current assets
Property and equipment, net of depreciation	15,485	21,085
Right of use asset	66,425	93,000
Total non-current assets	81,910	114,085

Total assets	$234,131	$236,639

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$56,723	$126,798
Accrued interest payable	32,883	81,977
Accrued expenses	93,189	121,741
Lease liability, current portion	23,937	69,600
Notes payable, net of discount	94,945	367,000
Convertible debt, net of discount	296,788	338,275
Derivative liability	159,106	472,471
Total current liabilities	757,571	1,577,862

Lease liability, non-current	42,488	69,000

Total liabilities	800,059	1,646,862

Commitments and contingencies (Note 11)

Stockholders' deficit
Series A Preferred stock; 10,000,000 shares authorized of $0.001 par value; 5,000,000 shares issued, respectively	5,000	5,000
Common stock; par value $0.001; 12,000,000,000 shares authorized, 5,924,801,561 and 5,474,978,826 shares issued, respective	5,924,802	5,474,979
Additional paid-in capital	9,197,980	8,546,492
Common stock payable	51,820	51,820
Accumulated deficit	(15,769,967)	(15,512,951)
Total Right On Brands stockholders' deficit	(590,365)	(1,434,660)
Noncontrolling interest	24,437	24,437
Total stockholders' deficit	(565,928)	(1,410,223)

Total liabilities and stockholders' deficit	$234,131	$236,639

The accompanying notes are an integral part of these consolidated financial statements.

RIGHT ON BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	March 31,
	2022	2021

Revenues	$997,100	$77,960
Cost of goods sold	557,088	56,709
Gross profit	440,012	21,251

Operating expenses
General and administrative	285,766	193,620
Advertising and promotion	28,518	3,567
Legal and professional	111,599	48,821
Executive compensation	64,214	72,000
Depreciation and amortization	5,600	6,307
Bad debt expense	-	7,169
Impairment expense	-	91,200
Total operating expenses	495,697	422,684

Loss from operations	(55,685)	(401,433)

Other income and (expense)
Interest expense	(25,636)	(80,253)
Amortization of debt discount	(966)	(313,246)
Change in fair value of derivative liability	100,209	(4,253,946)
Financing costs	-	(132,349)
Default penalty	-	(64,717)
Loss on settlement of liabilities	(274,938)	-
Gain on settlement of derivative liabilities	-	3,474,572
Loss on settlement of warrant dispute	-	(80,000)
Total other income (expense)	(201,331)	(1,449,939)

Net loss including noncontrolling interest	$(257,016)	$(1,851,372)
Net loss attributable to noncontrolling interest	-	-
Net loss attributable to Right on Brands, Inc.	$(257,016)	$(1,851,372)

Loss per share	$0.00	$0.00

Weighted average shares outstanding - basic	5,922,572,597	3,375,947,310

The accompanying notes are an integral part of these consolidated financial statements.

RIGHT ON BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Preferred Stock		Common Stock		Additional Paid in	Common Stock	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Interest	Total

Balances, March 31, 2020	5,000,000	$5,000	999,515,530	$999,516	$10,382,366	$66,820	$(13,661,579)	$24,437	$(2,183,440)

Conversion of debt and interest	-	-	3,640,429,964	3,640,430	(1,245,831)	-	-	-	2,394,599

Issuance of common stock for services	-	-	381,700,000	381,700	(297,710)	-	-	-	83,990

Issuance of common stock for cash	-	-	369,999,999	370,000	(234,000)	(15,000)	-	-	121,000

Issuance of common stock for inventory	-	-	83,333,333	83,333	(58,333)	-	-	-	25,000

Net loss	-	-	-	-	-	-	(1,851,372)	-	(1,851,372)

Balances, March 31, 2021	5,000,000	$5,000	5,474,978,826	$5,474,979	$8,546,492	$51,820	$(15,512,951)	24,437	$(1,410,223)

Issuance of common stock for cash	-	-	299,999,999	300,000	(211,000)	-	-	-	89,000

Issuance of common stock for services	-	-	1,500,000	1,500	1,500	-	-	-	3,000

Settlement of accounts payable	-	-	13,000,000	13,000	16,900	-	-	-	29,900

Settlement of warrant dispute	-	-	38,114,035	38,114	41,886	-	-	-	80,000

Settlement of debt	-	-	309,243,333	309,243	590,168	-	-	-	899,411

Rescission of shares issued in prior period (Note 9)	-	-	(212,034,632)	(212,034)	212,034	-	-	-	-

Net loss	-	-	-	-	-	-	(257,016)	-	(257,016)

Balances, March 31, 2022	5,000,000	$5,000	5,924,801,561	$5,924,802	$9,197,980	$51,820	$(15,769,967)	$24,437	$(565,928)

The accompanying notes are an integral part of these consolidated financial statements.

RIGHT ON BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	March 31,
	2022	2021
OPERATING ACTIVITIES
Net loss	$(257,016)	$(1,851,372)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,600	6,307
Bad debt expense	-	7,169
Right of use asset impairment	-	91,200
Amortization of debt discount	966	313,246
Financing costs	-	132,349
Change in fair value of derivative liability	(100,209)	4,253,946
Loss on settlement of liabilities	274,938	-
Gain on settlement of derivative liabilities	-	(3,474,572)
Loss on settlement of warrant dispute	-	80,000
Shares issued for services	3,000	-
Stock based compensation	-	83,990
Default penalty	-	64,717
Changes in operating assets and liabilities:
Prepaid expenses	(6,000)	34,862
Inventory	(41,391)	(33,017)
Other current assets	-	(3,221)
Accounts payable	(62,075)	17,555
Accrued interest payable	25,636	77,659
Accrued expenses	5,848	(3,859)
NET CASH USED IN OPERATING ACTIVITIES	(150,703)	(203,041)

INVESTING ACTIVITIES
Purchase of property and equipment	-	(5,953)
NET CASH USED IN INVESTING ACTIVITIES	-	(5,953)

FINANCING ACTIVITIES
Proceeds from notes payable	65,000	68,000
Repayment of notes payable	(21,021)	-
Repayment of convertible debt	-	(1,379)
Proceeds from issuance of common stock	89,000	121,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	132,979	187,621

NET DECREASE IN CASH	$(17,724)	$(21,373)
CASH, BEGINNING OF YEAR	45,780	67,153
CASH, END OF YEAR	$28,056	$45,780

CASH PAID FOR INCOME TAXES	$-	$-
CASH PAID FOR INTEREST	$-	$3,180

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for settlement of liabilities	$1,009,311	$2,394,599
Common stock issued for inventory	$-	$25,000
Original issuance discount on note payable	$8,450	$-
Right of use asset and liability, office lease	$-	$34,200
Rescission of shares issued in prior period	$212,034	$-

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

On April 16, 2018, the Company entered into an operating agreement with Centre Manufacturing, Inc. ("Centre") and agreed to form an LLC. The LLC is owned 51% by the Company and 49% owned by Centre, but all income and losses will be split evenly. The owner of Centre is the former CEO of the Company. On June 19, 2018, the Company formed a majority owned subsidiary, Endo & Centre Venture LLC. No significant activity has occurred to date. At March 31, 2022 and 2021, the Company owed Centre $14,154, respectively, which is included in accounts payable on the accompanying consolidated balance sheets.

The Company continues to sell health and wellness products focused in the hemp marketplace through online and in-person retail sales.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended March 31, 2022, the Company had an accumulated deficit of approximately $15,770,000, had a net loss of approximately $257,000, and net cash used in operating activities of approximately $151,000, with approximately $997,000 revenue earned, and a lack of profitable operational history. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Right On Brands, Inc. and its wholly owned subsidiaries and majority owned business (Endo Brands, Inc., Humble Water Company, Springhill Water Co, and Endo & Centre Venture LLC). Intercompany accounts and transactions have been eliminated upon consolidation.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company has defined cash and cash equivalents as all cash in banks and highly liquid investments available for current use with an initial maturity of three months or less to be cash equivalents. The Company had no cash equivalents at March 31, 2022, or March 31, 2021.

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC provides coverage of up to $250,000 per depositor, per financial institution, for the aggregate total of depositors' interest and non-interest-bearing accounts. At March 31, 2022, none of the Company's cash balances were in excess of FDIC limits. The Company has not experienced any losses on these accounts and management does not believe that the Company is exposed to any significant risks.

Accounts Receivable

The Company performs periodic credit evaluations of its customers’ financial condition and extends credit to virtually all of its customers on an uncollateralized basis. Credit losses to date have been insignificant and within management’s expectations. The Company provides an allowance for doubtful accounts that is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Normal accounts receivable are due 30 to 45 days after the issuance of the invoice. Receivables past due more than 60 days are considered delinquent. Delinquent receivables are evaluated for collectability based on individual credit evaluation and specific circumstances of the customer. As of March 31, 2022, and March 31, 2021, the Company’s allowance for doubtful accounts was $0, respectively. The Company wrote off $7,169 of accounts receivable against the allowance for doubtful accounts during fiscal year ended March 31, 2021.

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

RIGHT ON BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recoverability of Long-Lived Assets

The Company's long-lived assets and other assets (consisting of property and equipment) are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, "Property, Plant, and Equipment," and FASB ASC Topic 205 "Presentation of Financial Statements". The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management's estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through March 31, 2022, and 2021, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company's products or services will continue, which could result in an impairment of long-lived assets in the future.

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

The Company did not have any Level 1 or Level 2 assets and liabilities at March 31, 2022 or 2021. The Derivative liabilities are Level 3 fair value measurements.

The following is a summary of activity of Level 3 liabilities during the year ended March 31, 2022:

Balance at March 31, 2021	$472,471
Settlement	(213,156)
Change in fair value	(100,209)
Balance at March 31, 2022	$159,106

The following is a summary of activity of Level 3 liabilities during the year ended March 31, 2021:

Balance at March 31, 2020	$1,574,097
Additions	96,958
Conversions of debt to equity	(1,977,958)
Settlements	(3,474,572)
Change in fair value	4,253,946
Balance at March 31, 2021	$472,471

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

At March 31, 2022, the Company estimated the fair value of the conversion feature derivatives embedded in the convertible promissory notes based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock of $0.0007; a risk-free interest rate of 1.06%, and expected volatility of the Company’s common stock of 180%, various estimated exercise prices, and terms under one year.

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

Recently Accounting Pronouncements

During the year ended March 31, 2022, and subsequently, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Subsequent Events

The Company has evaluated all transactions through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

RIGHT ON BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVENTORY

At March 31, 2022 and March 31, 2021, inventory consisted of the following:

	March 31, 2022	March 31, 2021
Finished goods	$114,944	$73,553
	$114,944	$73,553

NOTE 5 – PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS

The Company’s property and equipment consisted of the following at the respective balance sheet dates:

	March 31, 2022	March 31, 2021

Website development	$88,965	$88,965
Automobile	31,596	31,596
Studio and office equipment	5,957	5,957
Tenant improvements	10,879	10,879
Intangible assets	1,024	1,024
	144,630	144,630
Accumulated depreciation and amortization	(129,145)	(123,545)
	$15,485	$21,439

Depreciation expense of property and equipment for the years ended March 31, 2022 and 2021 was $5,600 and $6,307, respectively.

Intangible assets consist of a trademark acquired March 31, 2017 and was being amortized over five years. Amortization expense for the year ended March 31, 2021, was $307.

RIGHT ON BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – DEBT

Notes Payable

During October 2016, the Company extinguished $129,549 of debt in exchange for 5,000,000 shares of newly issued common stock. The original note had a maturity date of November 11, 2016, and no interest rate. A total of 4,200,000 shares were issued to three of the four noteholders. As of December 31, 2016, the remaining balance of 800,000 shares of common stock was pending issuance to one noteholder, so common stock payable of $474,000 was recorded in the accompanying consolidated statement of stockholders’ equity. As of July 2019, the shares were still pending issuance; accordingly, the Company reclassified the amount due to Noteholder 8 to notes payable at the fair value of the common stock. During February 2020, the Company issued 800,000 shares of the Company’s common stock pursuant to the October 2016 debt extinguishment. As a result, the note payable of $474,000 is no longer outstanding. On February 12, 2019, Noteholder 1 submitted a notice of conversion for $125,000 principal and $11,250 accrued interest after the note was in default.  The note terms provided a $3,000 daily fee for failure to deliver common stock prior to a deadline of two days after the conversion notice. The shares due under the conversion were not issued until May 8, 2019. Accordingly, a note payable of $135,000 was recorded as a penalty at March 31, 2019. An additional $114,000 was accrued as a penalty during the year ended March 31, 2020. The $249,000 balance remained outstanding and was in default at March 31, 2021. On June 28, 2021, the Company and Noteholder 1 entered into a Settlement Agreement and Mutual Release whereby the Company issued 83,333,333 shares valued at $425,000 to Noteholder 1 to settle the $249,000 balance of the note and $59,760 in accrued interest.

On November 22, 2019, the Company issued a $50,000 promissory note to a third-party lender for a $25,000 cash borrowing. Accordingly, a $25,000 discount was recorded at issuance, all of which was amortized by March 31, 2020. The non-interest-bearing note is secured by inventory, matured February 20, 2020, and remains in default at March 31, 2022.

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

On January 31, 2022, the Company entered into a loan agreement totaling $73,450, consisting of cash proceeds totaling $65,000 and loan fees totaling $8,450. The note is to be repaid on an ongoing basis by deducting 19.75% of daily sales and applying against the loan balance. The note matures on July 1, 2023, but will be paid off during the year ending March 31, 2023, based on current daily sales. At March 31, 2022, the balance of the note totaled $52,429.

During the year ended March 31, 2022, the Company incurred interest expenses related to notes payable totaling $661.

Convertible Debt

At March 31, 2022, the Company's convertible debt and derivative liability related to the notes which can be converted at variable discounted rates are summarized as follows:

Noteholder	Origination	Maturity	Interest rate	Variable conversion discount	Principal balance	Debt discount	Net amount of liabilities presented	Corresponding derivative balance
Noteholder 10	2/27/2020	2/26/2021	10.00%	40.00%	$131,788	$-	$131,788	$159,045
					$131,788	$-	$131,788	$159,045

Noteholder	Origination	Maturity	Interest rate	Fixed conversion rate	Principal balance	Debt discount	Net amount of liabilities presented	Corresponding derivative balance
Noteholder 9	7/7/2016	9/30/2019	6.00%	$0.10/Share	$25,000	$-	$25,000	$-
Noteholder 13	2/16/2021	8/16/2021	6.00%	$0.015/Share	140,000	-	140,000	61
					$165,000	$-	$65,000	$61

RIGHT ON BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the year ended March 31, 2022, the Company incurred interest expenses related to convertible debt totaling $24,975.

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

The convertible debt held by noteholders 9, 10 and 13 are in default at March 31, 2022.

Future Maturities

The Company’s future maturities of notes payable and convertible debt are as follows:

Year ending
March 31,	Amount
2023	$399,217

Amortization of Debt Discount

During the years ended March 31, 2022 and 2021, the Company recorded amortization of debt discounts totaling $966 and $313,246, respectively.

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

As of March 31, 2022 and 2021, the noncontrolling interest was $24,437 in the accompanying consolidated financial statements. As of March 31, 2022 and 2021, our total investment into Spring Hill to date was $101,470. During the years ended March 31, 2022 and 2021, there have been no significant operations or expenditures in the joint venture.

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

 The Company had no potential additional dilutive securities outstanding at March 31, 2022 and 2021, except as follows:

	March 31, 2022	March 31, 2021
Preferred stock	25,000,000	25,000,000
Warrants	-	14,750,000
Options	-	8,000,000
Convertible debt	339,053,333	152,763,705
Total	364,053,333	200,513,705

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

Common Stock

During December 2017, the Company entered into a three-year consulting agreement with Dr. Ashock Patel, the Company’s former CEO, to serve as Director of Product Development. Consideration for services under the agreement provided for the issuance of 700,000 shares of common stock of the Company at the time of execution of the agreement, and the following two anniversaries of the agreement. Since the shares have yet to be issued at March 31, 2022 and 2021, they are reported in common stock payable in the accompanying consolidated statement of stockholders’ deficit.

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

During the year ended March 31, 2022, the Company issued several subscription agreements for the purchase of common stock by various investors. A total of 383,333,332 shares of common stock were issued during the year ended March 31, 2022, and the Company received cash proceeds received totaling $89,000.

During May 2021, the Company and Noteholder 3 entered into a settlement and mutual release agreement to settle a dispute over the dilution of 750,000 warrants issued during the year ended March 31, 2020, and the convertible debt held by Noteholder 3 (Note 6). As part of the agreement, the Company agreed to issued Noteholder 338,114,035 shares of common stock with a fair value of $80,000 to settle the convertible debt and outstanding warrants. The resulting loss from the settlement was accrued at March 31, 2021 and has been settled as of March 31, 2022.

During June 2021, the Company issued 13,000,000 shares of common stock to a vendor to pay accounts payable owed to the vendor totaling $8,000. The shares were valued at $29,900, resulting in a loss on settlement of $21,900.

RIGHT ON BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During August 2021, the Company issued 1,500,000 shares of common stock for services provided to the Company.

During the year ended March 31, 2022, the Company and a former noteholder determined that the Company had issued 212,034,632 common shares in excess of what was owed for conversion notices received by the Company from the noteholder during the year ended March 31, 2021. Accordingly, the Company rescinded the excess share issuance as detailed on the consolidated statement of stockholders’ deficit and has retired the common shares previously issued.

Stock Options and Warrants

On November 19, 2018, the Company issued options to its former Chief Executive Officer and Chief Financial Officer to purchase 6,000,000 and 2,000,000 shares of common stock, respectively, at $0.05 per share. The options were immediately vested and expired November 19, 2021.

During the year ended March 31, 2020, stock warrants for 11,250,000 common shares were issued in connection with financing received. An additional warrant to purchase 500,000 common shares was issued with a subscription agreement dated September 16, 2019. The warrants are convertible one-for-one into common stock at an exercise price of $.05. The warrants were immediately exercisable and expired between July and November 2021.

Additionally, in connection with the appointment of Advisory Board members, warrants for 3,000,000 common shares were issued during October 2019. The warrants are convertible one-for-one into common stock at an exercise price of $0.01. The warrants were immediately exercisable and expired September 30, 2021.

A summary of the status of the Company’s option and warrant grants as of March 31, 2021, and the changes during the fiscal year then ended is presented below:

	Shares	Weighted Avg Exercise Price
Outstanding, March 31, 2020	27,230,000	$0.05
Granted	-	$-
Exercised	-	$-
Expired	(4,480,000)	$0.01
Outstanding, March 31, 2021	22,750,000	$0.04
Exercisable, March 31, 2021	22,750,000	$0.04

A summary of the status of the Company’s option and warrant grants as of March 31, 2022, and the changes during the fiscal year then ended is presented below:

	Shares	Weighted Avg Exercise Price
Outstanding, March 31, 2021	22,750,000	$0.04
Granted	-	$-
Exercised	-	$-
Expired	(22,750,000)	$0.04
Outstanding, March 31, 2022	-	$-
Exercisable, March 31, 2022	-	$-

RIGHT ON BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – RELATED PARTY TRANSACTIONS

During the year ended March 31, 2021, the Company incurred $52,000 in compensation expenses to the Company’s CEO, including $20,000 from 100,000,000 common shares issued for services as disclosed in Note 9.

During the year ended March 31, 2021, the Company incurred $20,000 in compensation expenses to the Company’s CFO from 100,000,000 common shares issued for services as disclosed in Note 9.

During the year ended March 31, 2021, the Company incurred $10,000 in compensation expenses to one of the Company’s Directors from 50,000,000 common shares issued for services as disclosed in Note 9.

At March 31, 2021, the Company had accounts payable totaling $45,227 and $9,500 due to the Company’s CEO and CFO, respectively.

During the year ended March 31, 2022, the Company incurred $16,514 and $47,700 in compensation expenses to the Company’s CEO and CFO, respectively.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

On April 1, 2019, the Company entered into an office and warehouse lease in Carrollton, Texas. At the inception of the lease, the Company adopted ASC 842 requiring the recording of assets and liabilities related to leases on the balance sheet. The Company records rent on straight-line basis over the terms of the underlying lease. As a result of the ongoing COVID-19 pandemic, the lease was abandoned during May 2020. The Company impaired the right-of-use asset related to the lease, resulting in a $91,200 impairment expense for the year ended March 31, 2021. The lease states the Company is responsible for the remaining payments through March 31, 2022, totaling approximately $87,000. Through March 31, 2022 and 2021, the Company has accrued $87,341 and $30,341, respectively, of the remaining payments as accrued expenses. To date, the lessor has not demanded payment from the Company for the any unpaid amounts due under the lease.

On March 17, 2021, the Company entered into a storefront lease agreement in Rowlett, Texas. At the inception of the lease, the Company recorded a right of use asset and lease liability of $93,000, respectively. The Company records rent on straight-line basis over the terms of the underlying lease. Minimum lease payments under the lease are as follows:

Year Ending March 31,	Amount
2023	$25,958
2024	26,659
2025	25,025
$77,642

During December 2017, the Company entered into a consulting agreement with Dr. Ashok Patel, who served as CEO until September 2019, to serve as Director of Product Development. Consideration for services under the agreement provided for the issuance of 700,000 shares of common stock of the Company at the time of execution of the agreement, and the following two anniversaries of the agreement. At March 31, 2022, and 2021, the anniversary shares, valued at approximately $37,000, have yet to be issued. Accordingly, they are reported in the accompanying consolidated statement of stockholders’ deficit as common stock payable.

During December 2021, the Company was listed as defendant on a complaint from Noteholder 10 seeking repayment of amounts due under the February 2020 convertible note payable (Note 6). The Company has recorded all unpaid principal and interest due to Noteholder 10 through March 31, 2022. On April 15, 2022, the Company and Noteholder 10 entered into a settlement agreement whereby the Company will repay Noteholder 10 a total of $115,000 consisting of $25,000 paid on April 18, 2022, $5,000 to be paid monthly from May 15, 2022 to October 15, 2022, $6,250 to be paid monthly from November 15, 2022 to April 15, 2023, and $7,500 to be paid monthly from May 15, 2023 to July 15, 2023.

RIGHT ON BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – FEDERAL INCOME TAX

The Company accounts for income taxes under ASC 740-10, which provides for an asset and liability approach of accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributed to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts calculated for income tax purposes. The provision (benefit) for income taxes for the years ended March 31, 2022, and 2021, assumes a statutory 21%, effective tax rate for federal income taxes.

	March 31, 2022	March 31, 2021

Federal tax statutory rate	21%	21%
Temporary differences	8%	-12%
Changes in estimates	0%	0%
Valuation allowance	-29%	-9%
Effective rate	0%	0%

The components of deferred tax assets and liabilities as of March 31, 2022, are as follows:

March 31, 2022
Deferred tax assets (liabilities):
Net loss	$(257,016)
Temporary differences
Stock-based compensation	3,000
Change in derivative valuation	(100,209)
Valuation allowance	354,225
Net deferred tax assets	$-

The Company had deferred income tax assets as of March 31, 2022, and 2021, as follows:

	March 31, 2022	March 31, 2021

Loss carryforwards	$2,299,000	$2,225,000
Less - valuation allowance	(2,299,000)	(2,225,000)
Total net deferred tax assets	$-	$-

The Company provides for a valuation allowance when it is more likely than not that it will not realize a portion of the deferred tax assets. The Company has established a valuation allowance against the net deferred tax asset due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets. Therefore, we have not reflected any benefit of such deferred tax assets in the accompanying financial statements. Our net deferred tax asset and valuation allowance increased by $74,000 and $595,000 in the fiscal years ending March 31, 2022 and 2021, respectively. In the fiscal year ended March 31, 2022, the March 31, 2021, valuation allowance was increased by $427,000 due to an adjustment of the previously estimated loss carryforward of approximately $2,032,000.

At March 31, 2022, the Company had approximately $10,950,000 in federal net operating loss carryforwards. These carry forwards are allowed to be carried forward indefinitely and are to be limited to 80% of the taxable income. Pursuant to Internal Revenue Code Section 382, the future utilization of our net operating loss carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.

To the extent that the tax deduction is included in a net operating loss carry forward and is in excess of amounts recognized for book purposes, no benefit will be recognized until the loss carry forward is recognized. Upon utilization and realization of the carry forward, the corresponding change in the deferred asset and valuation allowance will be recorded as additional paid-in capital.

As of March 31, 2022, the Company had no uncertain tax positions, or interest and penalties, that qualify for either recognition or disclosure in the financial statements. The company is subject to U.S. federal, state and local income tax examinations by tax authorities for years 2016 through 2021. The tax returns for the fiscal year ended March 31, 2022 has not yet been filed.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending March 31, 2022.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended March 31, 2022. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of March 31, 2022, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending March 31, 2023: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of July 8, 2022.

Name	Age	Present Positions
Jerry Grisaffi	75	CEO and Chairman of the Board
David Lewis	52	Director
A. David Youssefyeh	51	CFO and Director

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

Code of Ethics

As of March 31, 2022, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

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

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended March 31, 2022, and March 31, 2021.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jerry Grisaffi, BOD Chairman	2022	-	-	-	-	-	-	$16,514	$16,514
and CEO	2021	$32,000	-	$20,000	-	-	-	-	$52,000
A. David Youssefyeh, Director and	2022	-	-	-	-	-	-	$47,700	$47,700
CFO	2021	-	-	$20,000	-	-	-	-	$20,000
David Lewis,	2022	-	-	-	-	-	-	-	-
Director	2021	-	-	$10,000	-	-	-	-	$10,000

Narrative Disclosure to the Summary Compensation Table

Our executive officers received, or accrued, the cash compensation set forth above.

Stock Option Grants

We have not granted any stock options to the executive officers or directors except for the options to our President and CFO to purchase 6,000,000 and 2,000,000 shares of common stock, respectively. These options were immediately vested when issued November 19, 2018 and expired after three years during November 2021.

Outstanding Equity Awards at Fiscal Year-End

The Company has no unexercised options, stock that has not vested, and equity incentive plan awards for any executive officer or director as of March 31, 2022.

Director Compensation

The table below summarizes all compensation of our directors for our last completed fiscal year.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jerry Grisaffi, BOD Chairman and CEO	-	-	-	-	-	-	-
A.David Youssefyeh, Director and CFO	-	-	-	-	-	-	-
David Lewis, Director	-	-	-	-	-	-	-

Narrative Disclosure to the Director Compensation Table

We did not provide compensation to directors for their service as directors during our last fiscal year.

Employment Agreements with Current Management

As of the date of this filing, there are no employment agreements in effect.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of July 8, 2022, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly. The voting power shown is based on a total of 11,818,852,387 shares, consisting of 5,909,426,193 shares of common stock issued and outstanding, and 5,909,426,194 votes that may be cast by holders of our Series A Preferred Stock. Class ownership percentages for the class of common stock are based on 5,934,426,193 shares, consisting of 5,909,426,193 shares of common stock and 25,000,000 of common stock issuable upon conversion of all shares of our Series A Preferred Stock.

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

Year Ended:	Audit Services	Audit Related Fees	Tax Fees	Other Fees
March 31, 2022	$46,200	n/a	n/a	n/a
March 31, 2021	$39,000	n/a	n/a	n/a

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

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a) Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)  Exhibits

Exhibit Number	Description
3.4	Bylaws (1)
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company's Annual Report on Form 10-K for the year ended March 31, 2022, formatted in Extensible Business Reporting Language (XBRL).
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.SCH	Inline XBRL Taxonomy Extension Schema
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document)

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

Right on Brands, Inc.

July 8, 2022	By:	/s/ Jerry Grisaffi
Jerry Grisaffi
Chief Executive Officer

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

July 8, 2022	By:	/s/ A. David Youssefyeh
A. David Youssefyeh
Chief Financial Officer

