Form 10-Q
period 2022-06-30
Right On Brands, Inc.
filed 2022-08-22
CIK 1580262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

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

As of August 22, 2022, there were 5,926,201,561 shares of common stock, par value $0.001 per share, outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Balance Sheets as of June 30, 2022 and March 31, 2022 (unaudited);
F-2	Condensed Consolidated Statements of Operations for the three months ended June 30, 2022 and 2021 (unaudited);
F-3	Condensed Consolidated Statements of Stockholders’ Deficit for the three months ended June 30, 2022 and 2021 (unaudited);
F-4	Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2022 and 2021 (unaudited);
F-5	Notes to Condensed Consolidated Financial Statements (unaudited).

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2022, are not necessarily indicative of the results that can be expected for the full year.

3

RIGHT ON BRANDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	March 31,
	2022	2022

Assets
Current assets
Cash	$15,251	$28,056
Prepaid expenses	$12,000	$6,000
Inventory	141,957	114,944
Other current assets	3,221	3,221
Total current assets	172,429	152,221

Non-current assets
Property and equipment, net of depreciation	14,085	15,485
Right of use asset	60,342	66,425
Total non-current assets	74,427	81,910

Total assets	$246,856	$234,131

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable	$57,391	$56,723
Accrued interest payable	18,954	32,883
Accrued expenses	97,417	93,189
Advances payable	80,000	-
Lease liability, current portion	23,798	23,937
Notes payable, net of discount	139,879	94,945
Convertible debt, net of discount	165,000	296,788
Derivative liability	-	159,106
Total current liabilities	582,439	757,571

Lease liability, non-current	36,544	42,488

Total liabilities	618,983	800,059

Commitments and contingencies (Note 10)

Stockholders’ deficit
Series A Preferred stock; 10,000,000 shares authorized of $0.001 par value; 5,000,000 shares issued, respectively	5,000	5,000
Common stock; par value $0.001; 12,000,000,000 shares authorized, 5,926,201,561 and 5,924,801,561 shares issued, respectively	5,926,202	5,924,802
Additional paid-in capital	9,233,400	9,197,980
Common stock issuable	15,000	51,820
Accumulated deficit	(15,576,166)	(15,769,967)
Total Right On Brands stockholders’ deficit	(396,564)	(590,365)
Noncontrolling interest	24,437	24,437
Total stockholders’ deficit	(372,127)	(565,928)

Total liabilities and stockholders’ deficit	$246,856	$234,131

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIGHT ON BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended
	June 30,
	2022	2021

Revenues	$308,354	$140,531
Cost of goods sold	127,331	26,346
Gross profit	181,023	114,185

Operating expenses
General and administrative	126,579	64,145
Advertising and promotion	6,115	5,469
Legal and professional	41,461	41,579
Depreciation and amortization	1,400	1,400
Total operating expenses	175,555	112,593

Income from operations	5,468	1,592

Other income and (expense)
Interest expense	(2,468)	(10,592)
Amortization of debt discount	(1,490)	-
Change in fair value of derivative liability	51,994	25,171
Gain (loss) on settlement of liabilities	140,297	(138,140)
Total other income (expense)	188,333	(123,561)

Net income (loss) including noncontrolling interest	$193,801	$(121,969)
Net income (loss) attributable to noncontrolling interest	-	-
Net income (loss) attributable to Right on Brands, Inc.	$193,801	$(121,969)

Income (loss) per share - basic	$0.00	$0.00
Income (loss) per share - diluted	$0.00

Weighted average shares outstanding - basic	5,924,924,638	5,565,567,412
Weighted average shares outstanding - diluted	5,934,507,971

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIGHT ON BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED)

					Additional	Common
	Preferred Stock		Common Stock		Paid in	Stock	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Issuable	Deficit	Interest	Total

Balances, March 31, 2021	5,000,000	$5,000	5,474,978,826	$5,474,979	$8,546,492	$51,820	$(15,512,951)	$24,437	$(1,410,223)

Settlement of accounts payable	-	-	13,000,000	13,000	16,900	-	-	-	29,900

Settlement of warrant dispute	-	-	38,114,035	38,114	41,886	-	-	-	80,000

Settlement of debt dispute	-	-	83,333,333	83,333	341,667	-	-	-	425,000

Issuance of common stock for cash	-	-	299,999,999	300,000	(236,000)	-	-	-	64,000

Net loss	-	-	-	-	-	-	(121,969)	-	(121,969)

Balances, June 30, 2021	5,000,000	$5,000	5,909,426,193	$5,909,426	$8,710,945	$51,820	$(15,634,920)	$24,437	$(933,292)

Balances, March 31, 2022	5,000,000	$5,000	5,924,801,561	$5,924,802	$9,197,980	$51,820	$(15,769,967)	$24,437	$(565,928)

Issuance of common stock issuable	-	-	1,400,000	1,400	35,420	(36,820)	-	-	-

Net income	-	-	-	-	-	-	193,801	-	193,801

Balances, June 30, 2022	5,000,000	$5,000	5,926,201,561	$5,926,202	$9,233,400	$15,000	$(15,576,166)	24,437	$(372,127)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIGHT ON BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended
	June 30,
	2022	2021
OPERATING ACTIVITIES
Net income (loss)	$193,801	$(121,969)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,400	1,400
Right of use asset impairment	-	-
Amortization of debt discount	1,490	-
Change in fair value of derivative liability	(51,994)	(25,171)
(Gain) loss on settlement of liabilities	(140,297)	138,140
Changes in operating assets and liabilities:
Prepaid expenses	(6,000)	-
Inventory	(27,013)	(64,988)
Accounts payable	668	(13,775)
Accrued interest payable	2,468	10,592
Accrued expenses	4,228	-
NET CASH USED IN OPERATING ACTIVITIES	(21,249)	(75,771)

INVESTING ACTIVITIES
NET CASH USED IN INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Proceeds from advances payable	80,000	-
Repayment of notes payable	(71,556)	-
Proceeds from issuance of common stock	-	64,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,444	64,000

NET DECREASE IN CASH	$(12,805)	$(11,771)
CASH, BEGINNING OF PERIOD	28,056	45,780
CASH, END OF PERIOD	$15,251	$34,009

CASH PAID FOR INCOME TAXES	$-	$-
CASH PAID FOR INTEREST	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of shares for common stock payable	$36,820	$-
Principal and interest settled	$33,185	$308,760

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIGHT ON BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Formation and Business Activity

Right on Brands, Inc. (“we” or “the Company” or “Right on Brands”) was incorporated under the laws of the State of Nevada on April 1, 2011, as HealthTalk Live, Inc. On August 10, 2017, the Company amended is articles of incorporation and changed its name to Right On Brands, Inc. On August 31, 2017 the Company’s common shares commenced trading under the new stock symbol RTON. The Company’s primary business is the sale of health and wellness products.

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

On April 16, 2018, the Company entered into an operating agreement with Centre Manufacturing, Inc. (“Centre”) and agreed to form an LLC. The LLC is owned 51% by the Company and 49% owned by Centre, but all income and losses will be split evenly. The owner of Centre is the former CEO of the Company. On June 19, 2018, the Company formed a majority owned subsidiary, Endo & Centre Venture LLC. No significant activity has occurred to date. At June 30, 2022 and March 31, 2022, the Company owed Centre $14,154, respectively, which is included in accounts payable on the accompanying condensed consolidated balance sheets.

The Company continues to sell health and wellness products focused in the hemp marketplace through online and in-person retail sales.

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the period ended June 30, 2022, the Company had an accumulated deficit of approximately $15,576,000, had net income of approximately $194,000, and net cash used in operating activities of approximately $21,000, with approximately $308,000 revenue earned, and a lack of profitable operational history. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

RIGHT ON BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company has defined cash and cash equivalents as all cash in banks and highly liquid investments available for current use with an initial maturity of three months or less to be cash equivalents. The Company had no cash equivalents at June 30, 2022 or March 31, 2022.

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC provides coverage of up to $250,000 per depositor, per financial institution, for the aggregate total of depositors’ interest and non-interest-bearing accounts. At June 30, 2022, none of the Company’s cash balances were in excess of FDIC limits. The Company has not experienced any losses on these accounts and management does not believe that the Company is exposed to any significant risks.

Accounts Receivable

The Company performs periodic credit evaluations of its customers’ financial condition and extends credit to virtually all of its customers on an uncollateralized basis. Credit losses to date have been insignificant and within management’s expectations. The Company provides an allowance for doubtful accounts that is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Normal accounts receivable are due 30 to 45 days after the issuance of the invoice. Receivables past due more than 60 days are considered delinquent. Delinquent receivables are evaluated for collectability based on individual credit evaluation and specific circumstances of the customer. As of June 30, 2022, and March 31, 2022, the Company’s allowance for doubtful accounts was $0, respectively. The Company did not write off any accounts receivable against the allowance for doubtful accounts during the periods ended June 30, 2022 and 2021, respectively.

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

RIGHT ON BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided by the straight-line method over the useful lives of the related assets, ranging from one to five years.

The cost of building the Company’s website has been capitalized and amortized over a period of three years. Expenditures for minor enhancements and maintenance are expensed as incurred.

Recoverability of Long-Lived Assets

The Company’s long-lived assets and other assets (consisting of property and equipment) are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, “Property, Plant, and Equipment,” and FASB ASC Topic 205 “Presentation of Financial Statements”. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through June 30, 2022, and 2021, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

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

RIGHT ON BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company did not have any Level 1 or Level 2 assets and liabilities at June 30, 2022 or March 31, 2022. The Derivative liabilities are Level 3 fair value measurements.

The following is a summary of activity of Level 3 liabilities during the three months ended June 30, 2022:

Balance at March 31, 2022	$159,106
Settlement	(107,112)
Change in fair value	(51,994)
Balance at June 30, 2022	$-

The following is a summary of activity of Level 3 liabilities during the three months ended June 30, 2021:

Balance at March 31, 2021	$472,471
Change in fair value	(25,171)
Balance at June 30, 2021	$447,300

RIGHT ON BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Recently Issued Accounting Standards

During the period ended June 30, 2022, and subsequently, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

RIGHT ON BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Subsequent Events

The Company has evaluated all transactions through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

NOTE 4 – INVENTORY

At June 30, 2022 and March 31, 2022, inventory consisted of the following:

	June 30, 2022	March 31, 2022
Finished goods	141,957	114,944
	$141,957	$114,944

NOTE 5 – PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS

The Company’s property and equipment consisted of the following at the respective balance sheet dates:

	June 30, 2022	March 31, 2022
Website development	$88,965	$88,965
Automobile	31,596	31,596
Studio and office equipment	11,910	11,910
Tenant improvements	11,135	11,135
Intangible assets	1,024	1,024
	144,630	144,630
Accumulated depreciation and amortization	(130,545)	(129,145)
	$14,085	$15,485

Depreciation expense of property and equipment for the three months ended June 30, 2022 and 2021 was $1,400, respectively.

NOTE 6 – DEBT

Notes Payable

On November 22, 2019, the Company issued a $50,000 promissory note to a third-party lender for a $25,000 cash borrowing. Accordingly, a $25,000 discount was recorded at issuance, all of which was amortized by March 31, 2020. The non-interest-bearing note is secured by inventory, matured February 20, 2020, and remains in default at June 30, 2022.

During December 2021, the Company was listed as defendant on a complaint from Noteholder 10 seeking repayment of amounts due under a February 2020 convertible note payable. The Company has recorded all unpaid principal and interest due to Noteholder 10 through March 31, 2022. On April 15, 2022, the Company and Noteholder 10 entered into a settlement agreement whereby the Company will repay Noteholder 10 a total of $115,000 consisting of $25,000 paid on April 18, 2022, $5,000 to be paid monthly from May 15, 2022 to October 15, 2022, $6,250 to be paid monthly from November 15, 2022 to April 15, 2023, and $7,500 to be paid monthly from May 15, 2023 to July 15, 2023. As a result of the settlement, the Company reclassified the note from convertible debt to notes payable and recorded a gain on settlement of liabilities totaling $140,297, including $107,112 from the elimination of the derivative liability associated with the note.

On January 31, 2022, the Company entered into a loan agreement totaling $73,450, consisting of cash proceeds totaling $65,000 and loan fees totaling $8,450. The note is to be repaid on an ongoing basis by deducting 19.75% of daily sales and applying against the loan balance. The note matures on July 1, 2023 but will be paid off during the year ending March 31, 2023, based on current daily sales. At June 30, 2022, the balance of the note totaled $15,873.

During the three months ended June 30, 2022, the Company incurred no interest expenses related to notes payable.

RIGHT ON BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Convertible Debt

At June 30, 2022, the Company’s convertible debt and derivative liability related to the notes which can be converted at variable discounted rates are summarized as follows:

Noteholder	Origination	Maturity	Interest rate	Fixed conversion rate	Principal balance	Debt discount	Net amount of liabilities presented	Corresponding derivative balance
Noteholder 9	7/7/2016	9/30/2019	6.00%	$0.10/Share	$25,000	$-	$25,000	$-
Noteholder 13	2/16/2021	8/16/2021	6.00%	$0.015/Share	140,000	-	140,000	-
					$165,000	$-	$165,000	$-

At March 31, 2022, the Company’s convertible debt and derivative liability related to the notes which can be converted at variable discounted rates are summarized as follows:

Noteholder	Origination	Maturity	Interest rate	Variable conversion discount	Principal balance	Debt discount	Net amount of liabilities presented	Corresponding derivative balance
Noteholder 10	2/27/2020	2/26/2021	10.00%	40.00%	$131,788	-	$131,788	$159,045
					$131,788	$-	$131,788	$159,045

Noteholder	Origination	Maturity	Interest rate	Fixed conversion rate	Principal balance	Debt discount	Net amount of liabilities presented	Corresponding derivative balance
Noteholder 9	7/7/2016	9/30/2019	6.00%	$0.10/Share	$25,000	$-	$25,000	$-
Noteholder 13	2/16/2021	8/16/2021	6.00%	$0.015/Share	140,000	-	140,000	61
					$165,000	$-	$165,000	$61

During the three months ended June 30, 2022, the Company incurred interest expenses related to convertible debt totaling $2,468.

The convertible debt held by noteholders 9 and 13 are in default at June 30, 2022.

Future Maturities

The Company’s future maturities of notes payable and convertible debt are as follows:

Year ending
March 31,	Amount
2023	$310,873
$310,873

Amortization of Debt Discount

During the three months ended June 30, 2022 and 2021, the Company recorded amortization of debt discounts totaling $1,490 and $-0-, respectively.

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

As of June 30, 2022 and March 31, 2022, the noncontrolling interest was $24,437 in the accompanying consolidated financial statements. As of June 30, 2022 and March 31, 2022, our total investment into Spring Hill to date was $101,470. During the three months ended June 30, 2022 and 2021, there have been no significant operations or expenditures in the joint venture.

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

The Company had no potential additional dilutive securities outstanding at June 30, 2022 or March 31, 2022, except as follows:

	June 30, 2022	March 31, 2022
Preferred stock	25,000,000	25,000,000
Convertible debt	9,583,333	339,053,333
Total	34,583,333	364,053,333

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

RIGHT ON BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Common Stock

During December 2017, the Company entered into a three-year consulting agreement with Dr. Ashock Patel, the Company’s former CEO, to serve as Director of Product Development. Consideration for services under the agreement provided for the issuance of 700,000 shares of common stock of the Company at the time of execution of the agreement, and the following two anniversaries of the agreement. Since the shares were yet to be issued at March 31, 2022, they were reported in common stock payable in the accompanying consolidated statement of stockholders’ deficit. During June 2022, the Company issued 1,400,000 shares of common stock to settle the common stock payable to Dr. Patel.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

On March 17, 2021, the Company entered into a storefront lease agreement in Rowlett, Texas. At the inception of the lease, the Company recorded a right of use asset and lease liability of $93,000, respectively. The Company records rent on straight-line basis over the terms of the underlying lease. Minimum lease payments under the lease are as follows:

Year Ending March 31,	Amount
2023	$19,483
2024	26,659
2025	25,025
Total remaining lease payments	$71,167
Less: imputed interest	(10,825)
Present Value of remaining lease payments	$60,342

Current	$23,798
Noncurrent	$36,544

Remaining lease term (years)	2.67
Discount rate	5.00%

NOTE 11 – SUBSEQUENT EVENTS

On July 21, 2022, the Company entered into a note payable agreement totaling $89,581, consisting of cash proceeds totaling $72,101, repayment of the January 31, 2022 loan balance (Note 6) totaling $6,999, and loan fees totaling $10,481. The note is to be repaid on an ongoing basis by deducting 19.75% of daily sales and applying against the loan balance. The note matures on January 21, 2024.

On August 4, 2022, the Company entered into a note payable agreement for $80,000 received as advances during the three months ended June 30, 2022. The note is to be repaid in $3,000 monthly installments beginning on September 10, 2022 with the remaining balance due at maturity on December 31, 2022.

Effective July 29, 2022, the shareholders of the Company voted to remove A. David Youssefyeh and David Lewis as directors of the Company. The remaining director, Jerry Grisaffi, immediately voted to remove Mr. Youssefyeh as the Chief Financial Officer of the Company, to which Mr. Youssefyeh objected. The Company commenced a civil action against Mr. Youssefyeh in Dallas County District Court, alleging breaches of fiduciary duties of care and loyalty, and seeking declaratory and injunctive relief. This action was withdrawn as part of a settlement with Mr. Youssefyeh by which the parties confirmed his removal and provided mutual releases. No consideration was paid by the Company in connection with the settlement.

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

Results of Operations

Three Months Ended June 30, 2022, Compared to the Three Months Ended June 30, 2021:

Revenues

Revenues for the three months ended June 30, 2022, were approximately $308,000, as compared to approximately $141,000 for the three months ended June 30, 2021, an increase of approximately $168,000, or 119%.

This increase in revenues can be attributed to the opening of the retail store front in north Texas which continued to gain traction during the current period. We expect our revenues to improve in future periods as we plan to open new locations, global economic conditions continue to rebound, and consumer spending increases.

Gross Profit and Margins

Gross profit for the three months ended June 30, 2022, was approximately $181,000, as compared to approximately $114,000 for the three months ended June 30, 2021. The $67,000 increase, or 59%, in gross profit is the result of our retail store front selling more products in 2022 as compared to sales during the comparative period in 2021. Gross profit margin for the three months ended June 30, 2022, was approximately 59%, as compared to approximately 81% for the three months ended June 30, 2021. This change in gross profit margin resulted from an increase in costs from supply chain issues and inflation as compared to the comparative period in 2021. We believe that, subject to factors outside of our control, gross margins of approximately 40% are likely to be the norm.

Operating Expenses

Operating expenses for the three months ended June 30, 2022, were approximately $176,000, as compared to approximately $112,000 for the three months ended June 30, 2021. The increase was primarily due to an increase in staffing. We expect that operating expenses will increase over the next 12 months as our long-term growth strategy will require increases in personnel staffing and facility expansion.

Profit/Loss from Operations and Total Net Loss

Income from operations for the three months ended June 30, 2022, was approximately $5,000, as compared to approximately $2,000 for the three months ended June 30, 2021, an increase of approximately $3,000. The increase in revenues during the current period were offset by an increase in staffing costs.

Total net income for the three months ended June 30, 2022, was approximately $194,000, as compared to a total net loss of approximately $122,000 for the three months ended June 30, 2021, a change of approximately $316,000. The change for the three months ended June 30, 2022, was as a result of (i) the change in operations discussed above, (ii) a loss on settlement of liabilities in the prior period of approximately $138,000 compared to a gain on settlement of liabilities in the current period of approximately $140,000, (iii) interest expenses of approximately $2,000 in the current period compared to approximately $11,000 in the prior period, (iv) amortization of debt discounts of $1,000 in the current period compared to $-0- in the prior period, and (v) non-cash gains of approximately $52,000 related to the derivative liability compared to non-cash gains of approximately $25,000 in the prior period. Derivative liabilities are associated with loans that are convertible and have variable pricing on the equivalent shares of Common Stock. At the end of each period, these derivative liabilities are valued, and the net change is recorded as a gain or loss in other expense and income.

We do not expect to realize significant net income in the near term as anticipated operational expenses are expected to increase as our long-term growth strategy will require increases in personnel and facilities. Despite management’s focus on ensuring operating efficiencies, we expect to continue to operate at a loss through fiscal 2023.

Liquidity and Capital Resources

Going Concern

We have incurred significant operating losses since inception and have negative cash flow from operations. As of June 30, 2022, we had a stockholders’ deficit of approximately $15,576,000, a working capital deficit of approximately $410,000, and incurred net income of approximately $194,000 for the three months ended June 30, 2022. Additionally, our operations utilized approximately $21,000 in cash during the three months ended June 30, 2022, while we received approximately $8,000 in cash from financing activities. As a result, our continuation as a going concern is dependent on our ability to obtain additional financing until we can generate sufficient cash flows from operations to meet our obligations. We intend to continue to seek additional debt or equity financing to continue our operations, but there can be no assurance that such financing will be available on terms acceptable to us, if at all.

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

As of June 30, 2022 and March 31, 2022, we had cash of approximately $15,000 and $28,000, respectively. We estimate our operating expenses for the near- and mid-term may continue to exceed the revenues that we may generate, and we may need to raise capital through either debt or equity offerings to continue operations. We are in the early stages of our business. We are required to fund growth from financing activities, and we intend to rely on a combination of equity and debt financings. Due to market conditions and the early stage of our operations, there is considerable risk that we will not be able to raise such financings at all, or on terms that are not overly dilutive to our existing stockholders. We can offer no assurance that we will be able to raise such funds. If we are unable to raise the funds we require for all of our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer, and we may be forced to reduce or discontinue operations.

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

Cash Flows – Operating Activities

For the three months ended June 30, 2022, our cash used in operating activities amounted to an outflow of approximately $21,000, compared to cash used during the three months ended June 30, 2021, of approximately $76,000. The decrease in cash used in our operating activities is due to the positive performance of the retail store front in the current period.

Cash Flows – Investing Activities

For the three months ended June 30, 2022 and 2021, there was no cash used in investing activities.

Cash Flows – Financing Activities

For the three months ended June 30, 2022, our cash provided by financing activities amounted to approximately $8,000, which includes approximately $80,000 in proceeds from an advance and repayments of notes payable totaling approximately $72,000. Our cash provided by financing activities for the three months ended June 30, 2021, amounted to approximately $64,000, which includes approximately $64,000 in proceeds from the issuance of common stock.

Off Balance Sheet Arrangements

As of June 30, 2022, and March 31, 2022, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

There have been no changes from the Summary of Significant Accounting Policies described in our Annual Report on Form 10-K for the year ended March 31, 2022, filed with the Securities and Exchange Commission on July 11, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2022. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Jerry Grisaffi. Based upon that evaluation, our Chief Executive Officer concluded that, as of June 30, 2022, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the period ended June 30, 2022.

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

Effective July 29, 2022, in accordance with Nevada Revised Statutes §§ 78.320 and 78.335, the shareholders of Right On Brands, Inc. voted to remove A. David Youssefyeh and David Lewis as directors of the Company by an affirmative vote of 67.8%. The remaining director, Jerry Grisaffi, immediately voted to remove Mr. Youssefyeh as the Chief Financial Officer of the Company, in accordance with its By-Laws. Mr. Youssefyeh objected. The Company commenced a civil action against Mr. Youssefyeh in Dallas County District Court, alleging breaches of fiduciary duties of care and loyalty, and seeking declaratory and injunctive relief; this action was withdrawn as part of a settlement with Mr. Youssefyeh by which the parties confirmed his removal and provided mutual releases. No consideration was paid by the Company in connection with the settlement.

Item 1A. Risk Factors

A smaller reporting company is not required to include this information. For a description of the risk factors applicable to our business and operations, please refer to our Annual Report on Form 10-K for the year ended March 31, 2022, filed with SEC on July 11, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On or about June 22, 2022, the Company issued 1,400,000 shares of the Company’s common stock to a former officer of the Company to settle common stock payable totaling $36,820.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation (incorporated by reference to Registration Statement on Form S-1 filed July 1, 2013)
3.2	Certificate of Designation (incorporated by reference to Current Report on Form 8-K filed October 5, 2016)
3.3	Articles of Merger (changing name) (incorporated by reference to Current Report on Form 8-K filed August 31, 2017)
3.4	Bylaws (incorporated by reference to Registration Statement on Form S-1 filed July 1, 2013)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive data files pursuant to Rule 405 of Regulation S-T
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Right On Brands, Inc.

Date: August 22, 2022	By:	/s/ Jerry Grisaffi
	Name:	Jerry Grisaffi
	Title:	Chief Executive Officer

Date: August 22, 2022	By:	/s/ Jerry Grisaffi
	Name:	Jerry Grisaffi
	Title:	Chief Financial Officer

