Form 10-Q
period 2022-12-31
Right On Brands, Inc.
filed 2023-02-21
CIK 1580262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2022

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

As of February 20, 2023, there were 6,223,087,526 shares of common stock, par value $0.001 per share, outstanding.

2

PART I - FINANCIAL INFORMATION

 Item 1. Consolidated Financial Statements

Our financial statements included in this Form 10-Q are as follows:

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2022, are not necessarily indicative of the results that can be expected for the full year.

3

RIGHT ON BRANDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2022	2022

Assets
Current assets
Cash	$14,960	$28,056
Prepaid expenses	12,000	6,000
Inventory	95,365	114,944
Other current assets	3,221	3,221
Total current assets	125,546	152,221

Non-current assets
Property and equipment, net of depreciation	11,285	15,485
Right of use asset	48,400	66,425
Total non-current assets	59,685	81,910

Total assets	$185,231	$234,131

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$74,206	$56,723
Accrued interest payable	25,206	32,883
Accrued expenses	122,847	93,189
Lease liability, current portion	23,524	23,937
Notes payable, net of discount	287,065	94,945
Convertible debt, net of discount	165,000	296,788
Derivative liability	-	159,106
Total current liabilities	697,848	757,571

Lease liability, non-current	24,876	42,488

Total liabilities	722,724	800,059

Commitments and contingencies (Note 10)

Stockholders' deficit
Series A Preferred stock; 10,000,000 shares authorized of $0.001 par value; 5,000,000 shares issued, respectively	5,000	5,000
Common stock; par value $0.001; 12,000,000,000 shares authorized, 5,773,087,526 and 5,924,801,561 shares issued, respectively	5,773,088	5,924,802
Additional paid-in capital	9,386,514	9,197,980
Common stock issuable	15,000	51,820
Accumulated deficit	(15,741,532)	(15,769,967)
Total Right On Brands stockholders' deficit	(561,930)	(590,365)
Noncontrolling interest	24,437	24,437
Total stockholders' deficit	(537,493)	(565,928)

Total liabilities and stockholders' deficit	$185,231	$234,131

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIGHT ON BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2022	2021	2022	2021

Revenues	$259,918	$339,194	$809,383	$716,734
Cost of goods sold	150,231	207,527	416,347	421,378
Gross profit	109,687	131,667	393,036	295,356

Operating expenses
General and administrative	139,736	79,799	410,324	228,409
Advertising and promotion	4,499	8,240	11,778	25,744
Legal and professional	27,150	18,776	104,491	101,581
Depreciation and amortization	1,400	1,400	4,200	4,200
Total operating expenses	172,785	108,215	530,793	359,934

Income (loss) from operations	(63,098)	23,452	(137,757)	(64,578)

Other income and (expense)
Interest expense	(2,845)	(2,676)	(8,720)	(23,974)
Amortization of debt discount	(3,375)	-	(13,129)	-
Change in fair value of derivative liability	-	(47,977)	51,994	99,566
Gain (loss) on settlement of liabilities	-	(136,798)	140,297	(274,938)
Financing costs	-	-	(4,250)	-
Total other income (expense)	(6,220)	(187,451)	166,192	(199,346)

Net income (loss) including noncontrolling interest	$(69,318)	$(163,999)	$28,435	$(263,924)
Net income (loss) attributable to noncontrolling interest	-	-	-	-
Net income (loss) attributable to Right on Brands, Inc.	$(69,318)	$(163,999)	$28,435	$(263,924)

Income (loss) per share - basic	$0.00	$0.00	$0.00	$0.00
Income (loss) per share - diluted			$0.00

Weighted average shares outstanding - basic	5,773,087,526	6,171,058,656	5,852,841,058	5,908,813,601
Weighted average shares outstanding - diluted			5,887,424,391

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIGHT ON BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

					Additional	Common
	Preferred Stock		Common Stock		Paid in	Stock	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Issuable	Deficit	Interest	Total

Balances, March 31, 2021	5,000,000	$5,000	5,474,978,826	$5,474,979	$8,546,492	$51,820	$(15,512,951)	$24,437	$(1,410,223)

Settlement of accounts payable	-	-	13,000,000	13,000	16,900	-	-	-	29,900

Settlement of warrant dispute	-	-	38,114,035	38,114	41,886	-	-	-	80,000

Settlement of debt dispute	-	-	83,333,333	83,333	341,667	-	-	-	425,000

Issuance of common stock for cash	-	-	299,999,999	300,000	(236,000)	-	-	-	64,000

Net loss	-	-	-	-	-	-	(121,969)	-	(121,969)

Balances, June 30, 2021	5,000,000	$5,000	5,909,426,193	$5,909,426	$8,710,945	$51,820	$(15,634,920)	$24,437	$(933,292)

Issuance of common stock for cash	-	-	83,333,333	83,333	(58,333)	-	-	-	25,000

Issuance of common stock for service	-	-	1,500,000	1,500	1,500	-	-	-	3,000

Net income	-	-	-	-	-	-	22,044	-	22,044

Balances, September 30, 2021	5,000,000	$5,000	5,994,259,526	$5,994,259	$8,654,112	$51,820	$(15,612,876)	$24,437	$(883,248)

Settlement of debt	-	-	225,910,000	225,910	248,501	-	-	-	474,411

Net loss	-	-	-	-	-	-	(163,999)	-	(163,999)

Balances, December 31, 2021	5,000,000	$5,000	6,220,169,526	$6,220,169	$8,902,613	$51,820	$(15,776,875)	$24,437	$(572,836)

Balances, March 31, 2022	5,000,000	$5,000	5,924,801,561	$5,924,802	$9,197,980	$51,820	$(15,769,967)	$24,437	$(565,928)

Issuance of common stock payable	-	-	1,400,000	1,400	35,420	(36,820)	-	-	-

Net income	-	-	-	-	-	-	193,801	-	193,801

Balances, June 30, 2022	5,000,000	$5,000	5,926,201,561	$5,926,202	$9,233,400	$15,000	$(15,576,166)	24,437	$(372,127)

Rescission of shares	-	-	(153,114,035)	(153,114)	153,114	-	-	-	-

Net loss	-	-	-	-	-	-	(96,048)	-	(96,048)

Balances, September 30, 2022	5,000,000	$5,000	5,773,087,526	$5,773,088	$9,386,514	$15,000	$(15,672,214)	24,437	$(468,175)

Net loss	-	-	-	-	-	-	(69,318)	-	(69,318)

Balances, December 31, 2022	5,000,000	$5,000	5,773,087,526	$5,773,088	$9,386,514	$15,000	$(15,741,532)	24,437	$(537,493)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Contentsty

RIGHT ON BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended
	December 31,
	2022	2021
OPERATING ACTIVITIES
Net income (loss)	$28,435	$(263,924)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,200	4,200
Financing costs	4,250	-
Shares issued for services	-	3,000
Amortization of debt discount	13,129	-
Change in fair value of derivative liability	(51,994)	(99,566)
(Gain) loss on settlement of liabilities	(140,297)	274,938
Changes in operating assets and liabilities:
Prepaid expenses	(6,000)	-
Inventory	19,579	7,858
Accounts payable	17,483	(53,059)
Accrued interest payable	8,720	23,974
Accrued expenses	29,658	19,079
NET CASH USED IN OPERATING ACTIVITIES	(72,837)	(83,500)

INVESTING ACTIVITIES
NET CASH USED IN INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Proceeds from notes payable	202,101	-
Repayment of notes payable	(142,360)	-
Proceeds from issuance of common stock	-	89,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	59,741	89,000

NET DECREASE IN CASH	$(13,096)	$5,500
CASH, BEGINNING OF PERIOD	28,056	45,780
CASH, END OF PERIOD	$14,960	$51,280

CASH PAID FOR INCOME TAXES	$-	$-
CASH PAID FOR INTEREST	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of shares for common stock issuable	$36,820	$-
Principal and interest settled	$33,185	$-
Issuance of shares for settlement of liabilities	$-	$1,009,311
Original issuance discount on notes payable	$16,991	$-
Recission of shares	$153,114	$-

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

On April 16, 2018, the Company entered into an operating agreement with Centre Manufacturing, Inc. (“Centre”) and agreed to form an LLC. The LLC is owned 51% by the Company and 49% owned by Centre, but all income and losses will be split evenly. The owner of Centre is the former CEO of the Company. On June 19, 2018, the Company formed a majority owned subsidiary, Endo & Centre Venture LLC. No significant activity has occurred to date. At December 31, 2022 and March 31, 2022, the Company owed Centre $14,154, respectively, which is included in accounts payable on the accompanying condensed consolidated balance sheets.

The Company continues to sell health and wellness products focused in the hemp marketplace through online and in-person retail sales.

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the period ended December 31, 2022, the Company had an accumulated deficit of approximately $15,742,000, had net income of approximately $28,000, and net cash used in operating activities of approximately $73,000, with approximately $809,000 revenue earned, and a lack of profitable operational history. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company has defined cash and cash equivalents as all cash in banks and highly liquid investments available for current use with an initial maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2022 or March 31, 2022.

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC provides coverage of up to $250,000 per depositor, per financial institution, for the aggregate total of depositors’ interest and non-interest-bearing accounts. At December 31, 2022, none of the Company’s cash balances were in excess of FDIC limits. The Company has not experienced any losses on these accounts and management does not believe that the Company is exposed to any significant risks.

Accounts Receivable

The Company performs periodic credit evaluations of its customers’ financial condition and extends credit to virtually all of its customers on an uncollateralized basis. Credit losses to date have been insignificant and within management’s expectations. The Company provides an allowance for doubtful accounts that is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Normal accounts receivable are due 30 to 45 days after the issuance of the invoice. Receivables past due more than 60 days are considered delinquent. Delinquent receivables are evaluated for collectability based on individual credit evaluation and specific circumstances of the customer. As of December 31, 2022, and March 31, 2022, the Company’s allowance for doubtful accounts was $0, respectively. The Company did not write off any accounts receivable against the allowance for doubtful accounts during the periods ended December 31, 2022 and 2021, respectively.

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

Recoverability of Long-Lived Assets

The Company’s long-lived assets and other assets (consisting of property and equipment) are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, “Property, Plant, and Equipment,” and FASB ASC Topic 205 “Presentation of Financial Statements”. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through December 31, 2022, and 2021, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

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

The Company did not have any Level 1 or Level 2 assets and liabilities at December 31, 2022 or March 31, 2022. The Derivative liabilities are Level 3 fair value measurements.

The following is a summary of activity of Level 3 liabilities during the nine months ended December 31, 2022:

Balance at March 31, 2022	$159,106
Settlement	(107,112)
Change in fair value	(51,994)
Balance at December 31, 2022	$-

The following is a summary of activity of Level 3 liabilities during the nine months ended December 31, 2021:

Balance at March 31, 2021	$472,471
Settlement	(213,156)
Change in fair value	(99,566)
Balance at December 31, 2021	$159,749

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

Recently Issued Accounting Standards

During the period ended December 31, 2022, and subsequently, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Subsequent Events

The Company has evaluated all transactions through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

RIGHT ON BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 – INVENTORY

The Company’s inventory consisted of the following at the respective balance sheet dates:

	December 31, 2022	March 31, 2022

Finished goods	95,365	114,944
	$95,365	$114,944

NOTE 5 – PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS

The Company’s property and equipment consisted of the following at the respective balance sheet dates:

	December 31, 2022	March 31, 2022

Website development	$88,965	$88,965
Automobile	31,596	31,596
Studio and office equipment	11,910	11,910
Tenant improvements	11,135	11,135
Intangible assets	1,024	1,024
	144,630	144,630
Accumulated depreciation and amortization	(133,345)	(129,145)
	$11,285	$15,485

Depreciation expense of property and equipment for the nine months ended December 31, 2022 and 2021 was $4,200, respectively.

NOTE 6 – DEBT

Notes Payable

On November 22, 2019, the Company issued a $50,000 promissory note to a third-party lender for a $25,000 cash borrowing. Accordingly, a $25,000 discount was recorded at issuance, all of which was amortized by March 31, 2020. The non-interest-bearing note is secured by inventory, matured February 20, 2020, and remains in default at December 31, 2022.

During December 2021, the Company was listed as defendant on a complaint from Noteholder 10 seeking repayment of amounts due under a February 2020 convertible note payable. The Company has recorded all unpaid principal and interest due to Noteholder 10 through March 31, 2022. On April 15, 2022, the Company and Noteholder 10 entered into a settlement agreement whereby the Company will repay Noteholder 10 a total of $115,000 consisting of $25,000 paid on April 18, 2022, $5,000 to be paid monthly from May 15, 2022 to October 15, 2022, $6,250 to be paid monthly from November 15, 2022 to April 15, 2023, and $7,500 to be paid monthly from May 15, 2023 to July 15, 2023. As a result of the settlement, the Company reclassified the note from convertible debt to notes payable and recorded a gain on settlement of liabilities totaling $140,297, including $107,112 from the elimination of the derivative liability associated with the note. On December 31, 2022, the balance of the note totaled $60,000.

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

RIGHT ON BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On July 21, 2022, the Company entered into a note payable agreement totaling $89,581, consisting of cash proceeds totaling $72,101, repayment of the January 31, 2022 loan balance totaling $6,999, and loan fees totaling $10,481. The note is to be repaid on an ongoing basis by deducting 19.75% of daily sales and applying against the loan balance. The note matures on January 21, 2024. On December 31, 2022, the balance of the note totaled $76,585.

On August 4, 2022, the Company entered into a note payable agreement for $80,000 received as advances during the three months ended June 30, 2022. The note is to be repaid in $3,000 monthly installments beginning on September 10, 2022, with the remaining balance due at maturity on December 31, 2022. On December 31, 2022, the balance of the note totaled $75,286 and was in default.

On August 11, 2022, the Company entered into a 12% note payable agreement totaling $60,760, consisting of cash proceeds totaling $50,000, financing costs of $4,250, and an original discount totaling $6,510. The note requires monthly payments of $6,805 beginning on September 30, 2022 until maturity on August 11, 2023. On December 31, 2022, the balance of the note totaled $36,540.

During the nine months ended December 31, 2022, the Company incurred $1,261 in interest expenses related to notes payable.

Convertible Debt

At December 31, 2022, the Company’s convertible debt and derivative liability related to the notes which can be converted at variable discounted rates are summarized as follows:

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

During the nine months ended December 31, 2022, the Company incurred interest expenses related to convertible debt totaling $7,459.

The convertible debt held by noteholders 9 and 13 are in default at December 31, 2022.

RIGHT ON BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Future Maturities

The Company’s future maturities of notes payable and convertible debt are as follows:

Year ending
March 31,	Amount
2023	$439,107
2024	24,304
$463,411

Amortization of Debt Discount

During the nine months ended December 31, 2022, the Company recorded amortization of debt discounts totaling $13,129.

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

As of December 31, 2022 and March 31, 2022, the noncontrolling interest was $24,437 in the accompanying consolidated financial statements. As of December 31, 2022 and March 31, 2022, our total investment into Spring Hill to date was $101,470. During the nine months ended December 31, 2022 and 2021, there have been no significant operations or expenditures in the joint venture.

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

The Company had no potential additional dilutive securities outstanding at December 31, 2022 or March 31, 2022, except as follows:

	December 31, 2022	March 31, 2022
Preferred stock	25,000,000	25,000,000
Convertible debt	9,583,333	339,053,333
Total	34,583,333	364,053,333

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10 – COMMITMENTS AND CONTINGENCIES

On March 17, 2021, the Company entered into a storefront lease agreement in Rowlett, Texas. At the inception of the lease, the Company recorded a right of use asset and lease liability of $93,000, respectively. The Company records rent on straight-line basis over the terms of the underlying lease. Minimum lease payments under the lease are as follows:

Year Ending March 31,	Amount
2023	$6,533
2024	26,659
2025	25,025
Total remaining lease payments	$58,217
Less: imputed interest	(9,817)
Present Value of remaining lease payments	$48,400

Current	$23,524
Noncurrent	$24,876

Remaining lease term (years)	2.16
Discount rate	5.00%

NOTE 11 – SUBSEQUENT EVENTS

Private Placements

During February 2023, the Company sold 450,000,000 common shares for proceeds totaling $45,000.

Convertible Note

During February 2023, the Company entered into a Convertible Promissory Note totaling $17,050 with Christine Guthrie, the daughter of the Company’s CEO, Jerry Grisaffi. Proceeds from the note were used to pay operating expenses. The note, which is convertible into common stock at a fixed rate of $0.0001 per share, bears an interest rate of 6% with principal and interest due at maturity on August 20, 2023.

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

Results of Operations

Three Months Ended December 31, 2022, Compared to the Three Months Ended December 31, 2021:

Revenues

Revenues for the three months ended December 31, 2022, were approximately $260,000, as compared to approximately $339,000 for the three months ended December 31, 2021, a decrease of approximately $79,000, or 23%.

This decrease in revenues can be attributed to a slowing economy during the current period, resulting in decreased demand. We expect our revenues to improve in future periods as we plan to open new locations and expand our offerings.

Gross Profit and Margins

Gross profit for the three months ended December 31, 2022, was approximately $110,000, as compared to approximately $132,000 for the three months ended December 31, 2021. The $22,000 decrease, or 17%, in gross profit is less than the decrease in revenues and is the result of our retail store front focusing on selling more profitable products in 2022 as compared to sales during the comparative period in 2021. Gross profit margin for the three months ended December 31, 2022, was approximately 42%, as compared to approximately 39% for the three months ended December 31, 2021. This change in gross profit margin resulted from management identifying and focusing sales efforts on the most popular and highest margin products during 2022. We believe that, subject to factors outside of our control, gross margins of approximately 40% are likely to be the norm.

Operating Expenses

Operating expenses for the three months ended December 31, 2022, were approximately $173,000, as compared to approximately $108,000 for the three months ended December 31, 2021. The increase was primarily due to an increase in staffing. We expect that operating expenses will increase over the next 12 months as our long-term growth strategy will require increases in personnel staffing and facility expansion.

Profit/Loss from Operations and Total Net Loss

Loss from operations for the three months ended December 31, 2022, was approximately $63,000, as compared to a gain from operations of approximately $23,000 for the three months ended December 31, 2021, a decrease of approximately $87,000. The decrease in revenues during the current period were compounded by an increase in staffing costs.

Total net loss for the three months ended December 31, 2022, was approximately $69,000, as compared to a total net loss of approximately $164,000 for the three months ended December 31, 2021, a change of approximately $95,000. The change for the three months ended December 31, 2022, was as a result of (i) the change in operations discussed above, (ii) a loss on settlement of liabilities in the prior period of approximately $137,000, (iii) interest expenses of approximately $3,000 in the current period compared to approximately $3,000 in the prior period, (iv) amortization of debt discounts of $3,000 in the current period compared to $-0- in the prior period, and (v) non-cash gains of approximately $-0- related to the derivative liability compared to non-cash losses of approximately $48,000 in the prior period. Derivative liabilities are associated with that are convertible and have variable pricing on the equivalent shares of Common Stock. At the end of each period, these derivative liabilities are valued, and the net change is recorded as a gain or loss in other expense and income.

We do not expect to realize significant net income in the near term as anticipated operational expenses are expected to increase as our long-term growth strategy will require increases in personnel and facilities. Despite management’s focus on ensuring operating efficiencies, we expect to continue to operate at a loss through fiscal 2024.

Nine Months Ended December 31, 2022, Compared to the Nine Months Ended December 31, 2021:

Revenues

Revenues for the nine months ended December 31, 2022, were approximately $809,000, as compared to approximately $717,000 for the nine months ended December 31, 2021, an increase of approximately $92,000, or 13%.

This increase in revenues can be attributed to the opening of the retail store front in north Texas which continued to gain traction during the current period. We expect our revenues to improve in future periods as we plan to open new locations and expand our offerings.

Gross Profit and Margins

Gross profit for the nine months ended December 31, 2022, was approximately $393,000, as compared to approximately $295,000 for the nine months ended December 31, 2021. The $98,000 increase, or 33%, in gross profit is the result of our retail store front focusing on selling more profitable products in 2022 as compared to sales during the comparative period in 2021. Gross profit margin for the nine months ended December 31, 2022, was approximately 49%, as compared to approximately 41% for the nine months ended December 31, 2021. This change in gross profit margin resulted from management identifying and focusing sales efforts on the most popular and highest margin products during 2022. We believe that, subject to factors outside of our control, gross margins of approximately 40% are likely to be the norm.

Operating Expenses

Operating expenses for the nine months ended December 31, 2022, were approximately $531,000, as compared to approximately $360,000 for the nine months ended December 31, 2021. The increase was primarily due to an increase in staffing. We expect that operating expenses will increase over the next 12 months as our long-term growth strategy will require increases in personnel staffing and facility expansion.

Profit/Loss from Operations and Total Net Loss

Loss from operations for the nine months ended December 31, 2022, was approximately $138,000, as compared to approximately $65,000 for the nine months ended December 31, 2021, an increase of approximately $73,000. The increase in revenues and gross margin during the current period were offset by an increase in staffing costs.

Total net income for the nine months ended December 31, 2022, was approximately $28,000, as compared to a total net loss of approximately $264,000 for the nine months ended December 31, 2021, a change of approximately $292,000. The change for the nine months ended December 31, 2022, was as a result of (i) the change in operations discussed above, (ii) a loss on settlement of liabilities in the prior period of approximately $275,000 compared to a gain on settlement of liabilities in the current period of approximately $140,000, (iii) interest expenses of approximately $9,000 in the current period compared to approximately $24,000 in the prior period, (iv) amortization of debt discounts of $13,000 in the current period compared to $-0- in the prior period, and (v) non-cash gains of approximately $52,000 related to the derivative liability compared to non-cash gains of approximately $100,000 in the prior period. Derivative liabilities are associated with loans that are convertible and have variable pricing on the equivalent shares of Common Stock. At the end of each period, these derivative liabilities are valued, and the net change is recorded as a gain or loss in other expense and income.

We do not expect to realize significant net income in the near term as anticipated operational expenses are expected to increase as our long-term growth strategy will require increases in personnel and facilities. Despite management’s focus on ensuring operating efficiencies, we expect to continue to operate at a loss through fiscal 2024.

Liquidity and Capital Resources

Going Concern

We have incurred significant operating losses since inception and have negative cash flow from operations. As of December 31, 2022, we had a stockholders’ deficit of approximately $15,742,000, a working capital deficit of approximately $572,000, and incurred net income of approximately $28,000 for the nine months ended December 31, 2022. Additionally, our operations utilized approximately $73,000 in cash during the nine months ended December 31, 2022, while we received approximately $60,000 in net cash from financing activities. As a result, our continuation as a going concern is dependent on our ability to obtain additional financing until we can generate sufficient cash flows from operations to meet our obligations. We intend to continue to seek additional debt or equity financing to continue our operations, but there can be no assurance that such financing will be available on terms acceptable to us, if at all.

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

As of December 31, 2022 and March 31, 2022, we had cash of approximately $15,000 and $28,000, respectively. We estimate our operating expenses for the near- and mid-term may continue to exceed the revenues that we may generate, and we may need to raise capital through either debt or equity offerings to continue operations. We are in the early stages of our business. We are required to fund growth from financing activities, and we intend to rely on a combination of equity and debt financing. Due to market conditions and the early stage of our operations, there is a considerable risk that we will not be able to raise such financing at all, or on terms that are not overly dilutive to our existing stockholders. We can offer no assurance that we will be able to raise such funds. If we are unable to raise the funds we require for all of our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer, and we may be forced to reduce or discontinue operations.

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

Cash Flows – Operating Activities

For the nine months ended December 31, 2022, our cash used in operating activities amounted to an outflow of approximately $73,000, compared to cash used during the nine months ended December 31, 2021, of approximately $84,000. The decrease in cash used in our operating activities is due to the positive performance of the retail store front in the current period.

Cash Flows – Investing Activities

For the nine months ended December 31, 2022 and 2021, there was no cash used in investing activities.

Cash Flows – Financing Activities

For the nine months ended December 31, 2022, our cash provided by financing activities amounted to approximately $60,000, which includes approximately $202,000 in proceeds from notes payable and repayments of notes payable totaling approximately $142,000. Our cash provided by financing activities for the nine months ended December 31, 2021, amounted to approximately $89,000, which includes approximately $89,000 in proceeds from the issuance of common stock.

Off Balance Sheet Arrangements

As of December 31, 2022, and March 31, 2022, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2022. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Jerry Grisaffi. Based upon that evaluation, our Chief Executive Officer concluded that, as of December 31, 2022, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the period ended December 31, 2022.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation (incorporated by reference to Registration Statement on Form S-1 filed July 1, 2013)
3.2	Certificate of Designation (incorporated by reference to Current Report on Form 8-K filed October 5, 2016)
3.3	Articles of Merger (changing name) (incorporated by reference to Current Report on Form 8-K filed August 31, 2017)
3.4	Bylaws (incorporated by reference to Registration Statement on Form S-1 filed July 1, 2013)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2022 formatted in Extensible Business Reporting Language (XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Right On Brands, Inc.

Date: February 21, 2023	By:	/s/ Jerry Grisaffi
	Name:	Jerry Grisaffi
	Title:	Chief Executive Officer

Date: February 21, 2023	By:	/s/ Jerry Grisaffi
	Name:	Jerry Grisaffi
	Title:	Chief Financial Officer

