Form 10-K
period 2023-03-31
Right On Brands, Inc.
filed 2023-08-16
CIK 1580262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended March 31, 2023

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

As of August 16, 2023, there were 6,374,516,097 shares of common stock, par value $0.001 per share, outstanding.

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

Overview

Our business is conducted through our wholly-owned subsidiaries, Endo Brands, Endo Wellness Centers, and Humble Water Company, which is dormant and not operating. The Company creates and markets a line of CBD consumer products. Right on Brands creates lasting brands with emerging functional ingredients, and our focus right now is industrial hemp, hemp derived cannabinoids, and high alkaline water.

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

•

Branded Stores: We currently sell our “ENDO” line of products to branded stores through agreements requiring the branded stores to purchase from us a set percentage of their inventory for the right to use our name and products.

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

In December 2019, a strain of coronavirus was reported to have surfaced in Wuhan, China, and has reached multiple other countries, resulting in government-imposed quarantines, travel restrictions and other public health safety measures in affected countries. The continued outbreak and spreading of the coronavirus has and may continue to adversely impact our business, as our operations are based in the United States which has been severely affected by the outbreak. The various precautionary measures taken by many governmental authorities around the world in order to limit the spread of the coronavirus has had and may continue to have an adverse effect on the global markets and global economy, including on the availability and pricing of employees, resources, materials, manufacturing and delivery efforts and other aspects of the global economy. The financial downturn has affected the working hours or availability of staff and third-party contractors, and our clients may encounter cash-flow issues that will delay their payments to us. We also rely on third-party professionals to provide services such as the preparation of our financial statements and to conduct audits, and many of these parties have been affected by government-imposed precautionary measures, thereby delaying our receipt of these services. Therefore, the coronavirus has and could continue to disrupt production and cause delays in the supply and delivery of our products, may continue to affect our operation and disrupt the marketplace in which we operate and may have a material adverse effect on our operations. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. The development of the coronavirus outbreak could materially disrupt our business and operations, hamper our ability to raise additional funds or sell our securities, continue to slow down the overall economy, curtail consumer spending, interrupt our sources of supply, and make it hard to adequately staff our operations.

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

Fiscal Year Ended March 31, 2023

Quarter Ended	High $	Low $
March 31, 2023	$0.0003	$0.0001
December 31, 2022	$0.0006	$0.0001
September 30, 2022	$0.0008	$0.0004
June 30, 2022	$0.0009	$0.0003

Fiscal Year Ended March 31, 2022

Quarter Ended	High $	Low $
March 31, 2022	$0.0010	$0.0005
December 31, 2021	$0.0023	$0.0006
September 30, 2021	$0.0043	$0.0013
June 30, 2021	$0.0055	$0.0013

On August 15, 2023, the last sales price per share of our common stock was $0.0001.

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

Holders of Our Common Stock

As of August 15, 2023, we had 6,374,516,097 shares of our common stock issued and outstanding, held by approximately 125 shareholders of record.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Fiscal Year Ended March 31, 2023 Compared to Fiscal Year Ended March 31, 2022

During the year ended March 31, 2023, we generated revenue of $1,135,939. Our cost of goods sold was $530,474, resulting in gross margin of $605,465. We incurred total operating expenses of $741,378, consisting of general and administrative expenses of $562,888, legal and professional fees of $149,066, advertising and promotion costs of $23,824 and depreciation and amortization of $5,600. In addition, we incurred interest expense of $11,750, amortization of debt discount of $16,509, a gain on the change in fair value of derivative liabilities of $51,994, financing costs of $4,250, a loss on the settlement of dispute of $15,143, and a gain on the settlement of liabilities of $140,297. Our net income for the year ended March 31, 2023, was $8,726.

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

Our revenues increased during the year ended March 31, 2023, as compared to the prior year, largely as a result of the performance of our store in Rowlett, Texas, along with the Company beginning to sell to other stores on a bulk basis, which we hope expands in the future. Our gross margins increased significantly in 2023 as we increased prices and lowered our acquisition costs. Our operating expenses were relatively consistent as compared to the prior year. Over the last two years, the Company settled much of its debt obligations resulting in a decrease in interest expenses and derivative liabilities. As we continue with the development and marketing of our new products, we expect that our operating expenses, as well as our revenues, will increase significantly over the current fiscal year.

Liquidity and Capital Resources

As of March 31, 2023, we had current assets in the amount of $154,456, consisting of cash in the amount of $33,322, accounts receivable of $1,798, inventory of $116,115 and other current assets of $3,221.

As of March 31, 2023, we had current liabilities of $684,788, consisting of notes payable, net of discounts, of $257,077, convertible debts, net of discounts, in the amount of $182,051, unearned revenue of 12,500, accounts payable of $77,388, accrued interest of $28,236, accrued expenses of $104,148, and current portion of lease liability of $23,388.

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

Off Balance Sheet Arrangements

As of March 31, 2023, there were no off-balance sheet arrangements.

Going Concern

We have experienced recurring losses from operations and had an accumulated deficit of $15,761,241 as of March 31, 2023. To date, we have not been able to produce sufficient sales to become cash flow positive and profitable on a consistent basis. The success of our business plan during the next 12 months and beyond will be contingent upon generating sufficient revenue to cover our costs of operations and/or upon obtaining additional financing. If the Company raises additional funds through the issuance of equity, the percentage ownership of current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to the rights, preferences and privileges of the Company’s common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict its future plans for developing its business and achieving commercial revenues. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

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

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Right On Brands, Inc. and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated upon consolidation.

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

Long-lived Assets

The Company's long-lived assets and other assets (consisting of property and equipment) are reviewed for impairment in accordance with the guidance of the FASB ASC 360, “Property, Plant, and Equipment”.

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

Stock-Based Compensation

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 505-50, “Equity-Based Payments to Non-Employees”. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50, “Equity-Based Payments to Non-Employees”.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 718, “Compensation – Stock Compensation”. Costs are measured at the estimated fair value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 718, “Compensation – Stock Compensation”.

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

Income Taxes

The Company is subject to income taxes in the U.S. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. In accordance with FASB ASC 740, "Income Taxes," the Company provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The Company accounts for income tax under the provisions of FASB ASC 740, "Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns. Deferred income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities. Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Fair Value of Financial Instruments

The Company applies the provisions of accounting guidance, FASB ASC 825, “Financial Instruments”, that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

Convertible Instruments

The Company evaluates and account for conversion options embedded in convertible instruments in accordance with ASC 815 “Derivatives and Hedging Activities".

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-2	Report of Independent Registered Public Accounting Firm PCAOB ID #76
F-4	Consolidated Balance Sheets as of March 31, 2023 and 2022;
F-5	Consolidated Statements of Operations for the years ended March 31, 2023 and 2022;
F-6	Consolidated Statement of Stockholders' Deficit for the years ended March 31, 2023 and 2022;
F-7	Consolidated Statements of Cash Flows for the years ended March 31, 2023 and 2022
F-8	Notes to the Consolidated Financial Statements

Your Vision Our Focus

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of Right On Brands, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Right On Brands, Inc. as of March 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended March 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Right On Brands, Inc. as of March 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 2 to the financial statements, the entity has suffered recurring losses from operations since inception and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to Right On Brands, Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Right On Brands, Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

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

Convertible notes payable

As discussed in Note 6 to the financial statements, the Company entered into certain financing transactions which included the issuance of notes payable which were convertible into common stock of the Company.

We identified the accounting evaluation of the conversion feature with each note payable to be a critical audit matter because the evaluation of the appropriate accounting treatment for this area involved a high degree of auditor judgment and an increased extent of effort to evaluate the Company’s conclusions.

How the Matter Was Addressed in the Audit

Our audit procedures related to the conclusions associated with the presentation and accounting for the conversion features involved the following procedures, among others:

-	We obtained management’s analysis of the conversion feature within each note payable.

-

We analyzed the conversion feature to identify and assess the reasonableness of management’s accounting treatment for this feature and how it impacted both the accounting and presentation in the financial statements.

/s/ Turner, Stone & Company, L.L.P.

We have served as Right On Brands, Inc.'s auditor since 2019.

Dallas, Texas

August 16, 2023

RIGHT ON BRANDS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2023	2022

Assets
Current assets
Cash	$33,322	$28,056
Accounts receivable	1,798	-
Prepaid expenses	-	6,000
Inventory	116,115	114,944
Other current assets	3,221	3,221
Total current assets	154,456	152,221

Non-current assets
Property and equipment, net of depreciation	9,885	15,485
Right of use asset	42,488	66,425
Total non-current assets	52,373	81,910

Total assets	$206,829	$234,131

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$77,388	$56,723
Accrued interest payable	28,236	32,883
Accrued expenses	104,148	93,189
Unearned revenue	12,500	-
Lease liability, current portion	23,388	23,937
Notes payable, net of discount	257,077	94,945
Convertible debt, net of discount	182,051	296,788
Derivative liability	-	159,106
Total current liabilities	684,788	757,571

Lease liability, non-current	19,100	42,488

Total liabilities	703,888	800,059

Commitments and contingencies (Note 11)

Stockholders' deficit
Series A Preferred stock; 10,000,000 shares authorized of $.001 par value; 5,000,000 shares issued, respectively	5,000	5,000
Common stock; par value $.001; 12,000,000,000 authorized, 6,374,516,097 and 5,924,801,561 shares issued, respectively	6,374,517	5,924,802
Additional paid-in capital	8,845,228	9,197,980
Common stock payable	15,000	51,820
Accumulated deficit	(15,761,241)	(15,769,967)
Total Right On Brands stockholders' deficit	(521,496)	(590,365)
Noncontrolling interest	24,437	24,437
Total stockholders' deficit	(497,059)	(565,928)

Total liabilities and stockholders' deficit	$206,829	$234,131

The accompanying notes are an integral part of these consolidated financial statements.

RIGHT ON BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	March 31,
	2023	2022

Revenues	$1,135,939	$997,100
Cost of goods sold	530,474	557,088
Gross profit	605,465	440,012

Operating expenses
General and administrative	562,888	349,980
Advertising and promotion	23,824	28,518
Legal and professional	149,066	111,599
Depreciation and amortization	5,600	5,600
Total operating expenses	741,378	495,697

Loss from operations	(135,913)	(55,685)

Other income and (expense)
Interest expense	(11,750)	(25,636)
Amortization of debt discount	(16,509)	(966)
Change in fair value of derivative liability	51,994	100,209
Financing costs	(4,250)	-
Loss on settlement of liabilities	140,297	(274,938)
Loss on settlement of dispute	(15,143)	-
Total other income (expense)	144,639	(201,331)

Net income (loss) including noncontrolling interest	$8,726	$(257,016)
Net income (loss) attributable to noncontrolling interest	-	-
Net income (loss) attributable to Right on Brands, Inc.	$8,726	$(257,016)

Income (loss) per share - basic	$0.00	$(0.00)
Income (loss) per share - diluted	$0.00

Weighted average shares outstanding - basic	5,888,244,296	5,922,572,597
Weighted average shares outstanding - diluted	6,093,337,629

The accompanying notes are an integral part of these consolidated financial statements.

RIGHT ON BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Preferred Stock		Common Stock		Additional	Common Stock	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Paid in Capital	Payable	Deficit	Interest	Total

Balances, March 31, 2021	5,000,000	$5,000	5,474,978,826	$5,474,979	$8,546,492	$51,820	$(15,512,951)	$24,437	$(1,410,223)

Issuance of common stock for cash	-	-	299,999,999	300,000	(211,000)	-	-	-	89,000

Issuance of common stock for services	-	-	1,500,000	1,500	1,500	-	-	-	3,000

Settlement of accounts payable	-	-	13,000,000	13,000	16,900	-	-	-	29,900

Settlement of warrant dispute	-	-	38,114,035	38,114	41,886	-	-	-	80,000

Settlement of debt	-	-	309,243,333	309,243	590,168	-	-	-	899,411

Correction of shares issued in prior period	-	-	(212,034,632)	(212,034)	212,034	-	-	-	-

Net loss	-	-	-	-	-	-	(257,016)	-	(257,016)

Balances, March 31, 2022	5,000,000	$5,000	5,924,801,561	$5,924,802	$9,197,980	$51,820	$(15,769,967)	24,437	$(565,928)

Issuance of common stock payable	-	-	1,400,000	1,400	35,420	(36,820)	-	-	-

Recission of shares	-	-	(153,114,035)	(153,114)	153,114	-	-	-	-

Issuance of common stock for cash	-	-	450,000,000	450,000	(405,000)	-	-	-	45,000

Shares to settle dispute	-	-	151,428,571	151,429	(136,286)	-	-	-	15,143

Net income	-	-	-	-	-	-	8,726	-	8,726

Balances, March 31, 2023	5,000,000	$5,000	6,374,516,097	$6,374,517	$8,845,228	$15,000	$(15,761,241)	$24,437	$(497,059)

The accompanying notes are an integral part of these consolidated financial statements.

RIGHT ON BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	March 31,
	2022	2021
OPERATING ACTIVITIES
Net income (loss)	$8,726	$(257,016)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	5,600	5,600
Amortization of debt discount	16,509	966
Financing costs	4,250	-
Change in fair value of derivative liability	(51,994)	(100,209)
(Gain) loss on settlement of liabilities	(140,297)	274,938
Shares issued for services	-	3,000
Loss on settlement of dispute	15,143	-
Changes in operating assets and liabilities:
Accounts receivable	(1,798)	-
Prepaid expenses	6,000	(6,000)
Inventory	(1,171)	(41,391)
Accounts payable	20,665	(62,075)
Accrued interest payable	11,750	25,636
Accrued expenses	28,010	5,848
Unearned revenue	12,500	-
NET CASH USED IN OPERATING ACTIVITIES	(66,107)	(150,703)

INVESTING ACTIVITIES
NET CASH USED IN INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Proceeds from notes payable	202,101	65,000
Repayment of notes payable	(175,728)	(21,021)
Repayment of convertible debt	-	-
Proceeds from issuance of common stock	45,000	89,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	71,373	132,979

NET INCREASE (DECREASE) IN CASH	$5,266	$(17,724)
CASH, BEGINNING OF YEAR	28,056	45,780
CASH, END OF YEAR	$33,322	$28,056

CASH PAID FOR INCOME TAXES	$-	$-
CASH PAID FOR INTEREST	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for common stock payable	$36,820	$-
Original issuance discount on note payable	$16,991	$8,450
Convertible note payable issued for settlement of accrued expenses	$17,051	$-
Recission of shares issued in prior period	$153,114	$212,034
Common stock issued for settlement of liabilities	$-	$1,009,311

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

On April 16, 2018, the Company entered into an operating agreement with Centre Manufacturing, Inc. (“Centre”) and agreed to form an LLC. The LLC is owned 51% by the Company and 49% owned by Centre, but all income and losses will be split evenly. The owner of Centre is the former CEO of the Company. On June 19, 2018, the Company formed a majority owned subsidiary, Endo & Centre Venture LLC. No significant activity has occurred to date. At March 31, 2023 and 2022, the Company owed Centre $14,154, respectively, which is included in accounts payable on the accompanying condensed consolidated balance sheets.

The Company continues to sell health and wellness products focused in the hemp marketplace through online and in-person retail sales.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended March 31, 2023, the Company had an accumulated deficit of approximately $15,761,000, had a net loss from operations of approximately $136,000, and net cash used in operating activities of approximately $66,000, with approximately $1,136,000 revenue earned, and a lack of profitable operational history. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company has defined cash and cash equivalents as all cash in banks and highly liquid investments available for current use with an initial maturity of three months or less to be cash equivalents. The Company had no cash equivalents at March 31, 2023, or March 31, 2022.

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC provides coverage of up to $250,000 per depositor, per financial institution, for the aggregate total of depositors' interest and non-interest-bearing accounts. At March 31, 2023, none of the Company's cash balances were in excess of FDIC limits. The Company has not experienced any losses on these accounts and management does not believe that the Company is exposed to any significant risks.

Accounts Receivable

The Company performs periodic credit evaluations of its customers’ financial condition and extends credit to virtually all of its customers on an uncollateralized basis. Credit losses to date have been insignificant and within management’s expectations. The Company provides an allowance for doubtful accounts that is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Normal accounts receivable are due 30 to 45 days after the issuance of the invoice. Receivables past due more than 60 days are considered delinquent. Delinquent receivables are evaluated for collectability based on individual credit evaluation and specific circumstances of the customer. As of March 31, 2023 and 2022, the Company’s allowance for doubtful accounts was $0, respectively. The Company did not write off any accounts receivable against the allowance for doubtful accounts during the years ended March 31, 2023 and 2022, respectively.

Inventory

Inventories are stated at the lower of cost (average cost) or market (net realizable value). Cost includes materials related to the purchase of finished goods to be sold to retail and wholesale customers. We regularly review inventory quantities on hand, future purchase commitments with our suppliers, and the estimated utility of our inventory. If our review indicates a reduction in utility below carrying value, we reduce our inventory to a new cost basis through a charge to cost of revenue.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided by the straight-line method over the useful lives of the related assets, ranging from one to five years.

RIGHT ON BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recoverability of Long-Lived Assets

The Company's long-lived assets and other assets (consisting of property and equipment) are reviewed for impairment in accordance with the guidance of the FASB ASC 360, "Property, Plant, and Equipment," and FASB ASC 205 "Presentation of Financial Statements". The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management's estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through March 31, 2023, and 2022, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company's products or services will continue, which could result in an impairment of long-lived assets in the future.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when management assesses that it is probably that a liability has been incurred and the amount can be reasonable estimated.

Stock Based Compensation

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 718, “Compensation – Stock Compensation”. Costs are measured at the estimated fair value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 718, “Compensation – Stock Compensation”.

Income Taxes

In accordance with FASB ASC 740, "Income Taxes," the Company provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

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

The Company did not have any Level 1 or Level 2 assets and liabilities at March 31, 2023 or 2022. The Derivative liabilities are Level 3 fair value measurements.

Balance at March 31, 2022	$159,106
Settlement	(107,112)
Change in fair value	(51,994)
Balance at March 31, 2023	$-

The following is a summary of activity of Level 3 liabilities during the year ended March 31, 2022:

Balance at March 31, 2021	$472,471
Settlement	(213,156)
Change in fair value	(100,209)
Balance at March 31, 2022	$159,106

During prior years, the Company entered into several convertible note agreements (Note 6). These notes were convertible at a fraction of the stock closing price near the conversion date. Additionally, the conversion price, as well as other terms including interest rates, adjust if any future financings have more favorable terms. The conversion features of these notes met the definition of a derivative which therefore requires bifurcation and are accounted for as a derivative liability.

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

Basic and Diluted Loss Per Share

Basic net loss/income per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options, warrants and convertible notes. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for periods presented. See Note 8.

Recently Accounting Pronouncements

During the year ended March 31, 2023, and subsequently, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Subsequent Events

The Company has evaluated all transactions through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

RIGHT ON BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVENTORY

At March 31, 2023 and March 31, 2022, inventory consisted of the following:

	March 31, 2023	March 31, 2022
Finished goods	$116,115	$114,944
	$116,115	$114,944

NOTE 5 – PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS

The Company’s property and equipment consisted of the following at the respective balance sheet dates:

	March 31, 2023	March 31, 2022

Website development	$88,965	$88,965
Automobile	31,596	31,596
Studio and office equipment	11,910	11,910
Tenant improvements	11,135	11,135
Intangible assets	1,024	1,024
	144,630	144,630
Accumulated depreciation and amortization	(134,745)	(129,145)
	$9,885	$15,485

Depreciation expense of property and equipment for the years ended March 31, 2023 and 2022 was $5,600, respectively.

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

On November 22, 2019, the Company issued a $50,000 promissory note to a third-party lender for a $25,000 cash borrowing. Accordingly, a $25,000 discount was recorded at issuance, all of which was amortized by March 31, 2020. The non-interest-bearing note is secured by inventory, matured February 20, 2020, and remains in default at March 31, 2023.

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

During December 2021, the Company was listed as defendant on a complaint from Noteholder 10 seeking repayment of amounts due under a February 2020 convertible note payable. The Company has recorded all unpaid principal and interest due to Noteholder 10 through March 31, 2022. On April 15, 2022, the Company and Noteholder 10 entered into a settlement agreement whereby the Company will repay Noteholder 10 a total of $115,000 consisting of $25,000 paid on April 18, 2022, $5,000 to be paid monthly from May 15, 2022 to October 15, 2022, $6,250 to be paid monthly from November 15, 2022 to April 15, 2023, and $7,500 to be paid monthly from May 15, 2023 to July 15, 2023. As a result of the settlement, the Company reclassified the note from convertible debt to notes payable and recorded a gain on settlement of liabilities totaling 140,297, including $107,112 from the elimination of the derivative liability associated with the note. On March 31, 2023, the balance of the note totaled $60,000.

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

On July 21, 2022, the Company entered into a note payable agreement totaling $89,581, consisting of cash proceeds totaling $72,101, repayment of the January 31, 2022 loan balance totaling $6,999, and loan fees totaling $10,481. The note is to be repaid on an ongoing basis by deducting 19.75% of daily sales and applying against the loan balance. The note matures on January 21, 2024. On March 31, 2023, the balance of the note totaled $66,632.

On August 4, 2022, the Company entered into a note payable agreement for $80,000 received as advances during the three months ended June 30, 2022. The note is to be repaid in $3,000 monthly installments beginning on September 10, 2022, with the remaining balance due at maturity on December 31, 2022. On March 31, 2023, the balance of the note totaled $75,286 and was in default.

On August 11, 2022, the Company entered into a 12% note payable agreement totaling $60,760, consisting of cash proceeds totaling $50,000, financing costs of $4,250, and an original discount totaling $6,510. The note requires monthly payments of $6,805 beginning on September 30, 2022 until maturity on August 11, 2023. On March 31, 2023, the balance of the note totaled $13,125.

During the years ended March 31, 2023 and 2022, the Company incurred interest expenses related to notes payable totaling $1,761 and $661, respectively.

Convertible Debt

At March 31, 2023, the Company's convertible debt related to the notes which can be converted at fixed conversion rates are summarized as follows:

Noteholder	Origination	Maturity	Interest rate	Fixed conversion rate	Principal balance	Debt discount	Net amount of liabilities presented
Noteholder 9	7/7/2016	9/30/2019	6.00%	$0.10/Share	$25,000	$-	$25,000
Noteholder 13	2/16/2021	8/16/2021	6.00%	$0.015/Share	140,000	-	140,000
Noteholder 17	2/17/2023	8/20/2023	6.00%	$0.0001/Share	17,051	-	17,051
					$182,051	$-	$182,051

At March 31, 2022, the Company's convertible debt and derivative liability related to the notes which can be converted at variable discounted and fixed conversion rates are summarized as follows:

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

RIGHT ON BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended March 31, 2023 and 2022, the Company incurred interest expenses related to convertible debt totaling $9,989 and $24,975, respectively.

On October 20, 2021, the Company and Noteholder 8 reached an agreement resolving an ongoing dispute related to Noteholder 8’s convertible note payable. As part of the agreement, the Company issued 225,910,000 shares of the Company’s common stock to settle the dispute and all unpaid principal and interest on the convertible note.

The convertible debt held by noteholders 9 and 13 are in default at March 31, 2023.

Future Maturities

The Company’s future maturities of notes payable and convertible debt are as follows:

Year ending
March 31,	Amount
2024	$447,094

Amortization of Debt Discount

During the years ended March 31, 2023 and 2022, the Company recorded amortization of debt discounts totaling $16,509 and $966, respectively.

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

As of March 31, 2023 and 2022, the noncontrolling interest was $24,437 in the accompanying consolidated financial statements. As of March 31, 2023 and 2022, our total investment into Spring Hill to date was $101,470. During the years ended March 31, 2023 and 2022, there have been no significant operations or expenditures in the joint venture.

NOTE 8 – EARNINGS PER SHARE

FASB ASC 260, “Earnings Per Share,” requires a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share (EPS) computations.

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

 The Company had no potential additional dilutive securities outstanding at March 31, 2023 and 2022, except as follows:

	March 31, 2023	March 31, 2022
Preferred stock	25,000,000	25,000,000
Warrants	-	-
Options	-	-
Convertible debt	180,093,333	339,053,333
Total	205,093,333	364,053,333

RIGHT ON BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCKHOLDERS’ EQUITY

During December 2022, the Company’s shareholders approved a reverse split of the Company’s common stock in the amount of 250 for 1. The reverse split was to be effective during January 2023. However, the reverse split was not approved by FINRA. As of the date of this report, FINRA has not approved the reverse split and, accordingly, the effect of the reverse split has not been presented in these consolidated financial statements.

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

During the year ended March 31, 2022, the Company issued several subscription agreements for the purchase of common stock by various investors. A total of 299,999,999 shares of common stock were issued during the year ended March 31, 2022, and the Company received cash proceeds received totaling $89,000.

During May 2021, the Company and Noteholder 3 entered into a settlement and mutual release agreement to settle a dispute over the dilution of 750,000 warrants issued during the year ended March 31, 2020, and the convertible debt held by Noteholder 3. As part of the agreement, the Company agreed to issue 38,114,035 shares of common stock with a fair value of $80,000 to settle the convertible debt and outstanding warrants. The resulting loss from the settlement was accrued at March 31, 2021 and has been settled as of March 31, 2022.

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

During the year ended March 31, 2022, the Company and a former noteholder determined that the Company had issued 212,034,632 common shares in excess of what was owed for conversion notices received by the Company from the noteholder during the year ended March 31, 2021. Accordingly, the Company rescinded the excess share issuance as detailed on the consolidated statement of stockholders’ deficit. On March 31, 2023, the Company noted the former noteholder had not returned 151,428,571 common shares and determined the shares were not recoverable. Accordingly, management recorded a loss of $15,143 which represented the value of the shares at March 31, 2023.

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

During the year ended March 31, 2023, the Company entered into a subscription agreement for the purchase of common stock. A total of 450,000,000 shares of common stock were issued during the year ended March 31, 2023, and the Company received cash proceeds received totaling $45,000.

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

On April 1, 2019, the Company entered into an office and warehouse lease in Carrollton, Texas. At the inception of the lease, the Company adopted ASC 842 requiring the recording of assets and liabilities related to leases on the balance sheet. The Company records rent on straight-line basis over the terms of the underlying lease. As a result of the ongoing COVID-19 pandemic, the lease was abandoned during May 2020. The Company impaired the right-of-use asset related to the lease, resulting in a $91,200 impairment expense for the year ended March 31, 2021. The lease states the Company is responsible for the remaining payments through March 31, 2022, totaling approximately $87,000. Through March 31, 2023 and 2022, the Company has accrued $87,341, respectively, of the remaining payments as accrued expenses. To date, the lessor has not demanded payment from the Company for the any unpaid amounts due under the lease.

On March 17, 2021, the Company entered into a storefront lease agreement in Rowlett, Texas. At the inception of the lease, the Company recorded a right of use asset and lease liability of $93,000, respectively. The Company records rent on straight-line basis over the terms of the underlying lease. Minimum lease payments under the lease are as follows:

Year Ending March 31,	Amount
2024	$26,658
2025	25,025
Total remaining lease payments	$51,683
Less: imputed interest	(9,195)
Present Value of remaining lease payments	$42,488

Current	$23,388
Noncurrent	$19,100

Remaining lease term (years)	1.92
Discount rate	5.00%

RIGHT ON BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – FEDERAL INCOME TAX

The Company accounts for income taxes under ASC 740-10, which provides for an asset and liability approach of accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributed to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts calculated for income tax purposes. The provision (benefit) for income taxes for the years ended March 31, 2023, and 2022, assumes a statutory 21%, effective tax rate for federal income taxes.

	March 31, 2023	March 31, 2022

Federal tax statutory rate	21%	21%
Temporary differences	-126%	8%
Changes in estimates	0%	0%
Valuation allowance	103%	-29%
Effective rate	0%	0%

The components of deferred tax expense (benefit) as of March 31, 2023 and 2022, are as follows:

	March 31, 2023	March 31, 2022
Deferred tax expense (benefit):
Net income (loss)	$8,726	$(257,016)
Temporary differences
Stock-based compensation	-	3,000
Change in derivative valuation	(51,994)	(100,209)
Valuation allowance	43,268	354,225
Net deferred tax expense (benefit)	$-	$-

The Company had deferred income tax assets as of March 31, 2023, and 2022, as follows:

	March 31, 2023	March 31, 2022

Loss carryforwards	$2,308,000	$2,299,000
Less - valuation allowance	(2,308,000)	(2,299,000)
Total net deferred tax assets	$-	$-

The Company provides for a valuation allowance when it is more likely than not that it will not realize a portion of the deferred tax assets. The Company has established a valuation allowance against the net deferred tax asset due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets. Therefore, we have not reflected any benefit of such deferred tax assets in the accompanying financial statements. Our net deferred tax asset and valuation allowance increased by $9,000 and $74,000 in the fiscal years ending March 31, 2023 and 2022, respectively. In the fiscal year ended March 31, 2022, the valuation allowance was increased by $427,000 due to an adjustment of the previously estimated loss carryforward of approximately $2,032,000.

At March 31, 2023, the Company had approximately $10,993,000 in federal net operating loss carryforwards. These carry forwards are allowed to be carried forward indefinitely and are to be limited to 80% of the taxable income. Pursuant to Internal Revenue Code Section 382, the future utilization of our net operating loss carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.

To the extent that the tax deduction is included in a net operating loss carry forward and is in excess of amounts recognized for book purposes, no benefit will be recognized until the loss carry forward is recognized. Upon utilization and realization of the carry forward, the corresponding change in the deferred asset and valuation allowance will be recorded as additional paid-in capital.

As of March 31, 2023, the Company had no uncertain tax positions, or interest and penalties, that qualify for either recognition or disclosure in the financial statements. The company is subject to U.S. federal, state and local income tax examinations by tax authorities for years 2016 through 2022. The tax returns for the fiscal years ended March 31, 2023 and 2022 have not yet been filed.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending March 31, 2023.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended March 31, 2023. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of March 31, 2023, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending March 31, 2024: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of August 16, 2023.

Name	Age	Present Positions
Jerry Grisaffi	76	CEO and Chairman of the Board
Michael Brown	42	Director

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

Michael Brown – Director

Mr. Brown is a lifelong Texan born in Garland, Texas. Mr. Brown was born with Cerebral Palsy and has a passion for helping people. Michael has been with Right on Brands Inc for 3 years and previously was in the oil and gas industry.

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

Code of Ethics

As of March 31, 2023, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

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

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended March 31, 2023, and March 31, 2022.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jerry Grisaffi, BOD Chairman	2022	-	-	-	-	-	-	$16,514	$16,514
and CEO	2022	-	-	-	-	-	-	-	-
A. David Youssefyeh, Director and	2022	-	-	-	-	-	-	$47,700	$47,700
CFO until July 26, 2022	2023	-	-	-	-	-	-	-	-
David Lewis,	2022	-	-	-	-	-	-	-	-
Director until July 26, 2022	2023	-	-	-	-	-	-	-	-
Michael Brown, Director	2023	-	-	-	-	-	-	-	-

Narrative Disclosure to the Summary Compensation Table

Our executive officers received, or accrued, the cash compensation set forth above.

Stock Option Grants

We have not granted any stock options to the executive officers or directors except for the options to our President and former CFO to purchase 6,000,000 and 2,000,000 shares of common stock, respectively. These options were immediately vested when issued November 19, 2018 and expired after three years during November 2021.

Outstanding Equity Awards at Fiscal Year-End

The Company has no unexercised options, stock that has not vested, and equity incentive plan awards for any executive officer or director as of March 31, 2023.

Director Compensation

The table below summarizes all compensation of our directors for our last completed fiscal year.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jerry Grisaffi, BOD Chairman and CEO	-	-	-	-	-	-	-
A.David Youssefyeh, Director and CFO until July 26, 2022	-	-	-	-	-	-	-
David Lewis, Director until July 26, 2022	-	-	-	-	-	-	-

Narrative Disclosure to the Director Compensation Table

We did not provide compensation to directors for their service as directors during our last fiscal year.

Employment Agreements with Current Management

As of the date of this filing, there are no employment agreements in effect.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of August 16, 2023, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly. The voting power shown is based on a total of 12,749,032,194 shares, consisting of 6,374,516,097 shares of common stock issued and outstanding, and 6,374,516,098 votes that may be cast by holders of our Series A Preferred Stock. Class ownership percentages for the class of common stock are based on 6,399,516,097 shares, consisting of 6,374,516,097 shares of common stock and 25,000,000 of common stock issuable upon conversion of all shares of our Series A Preferred Stock.

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership		Percent of Class	Percent Voting Power
Common	Daniel Crawford 6501 Dalrock Road, Suite 100 Rowlett, TX	48,507,536	(1)	0.76%	50.38%
Common	Jerry Grisaffi 6501 Dalrock Road, Suite 100 Rowlett, TX	80,000,000		1.25%	0.63%
Common	Total all Executive Officers and Directors	128,507,536		2.01%	51.01%

Common	Other 5% Shareholders - None

Series A Preferred	Daniel Crawford 6501 Dalrock Road, Suite 100 Rowlett, TX	5,000,000	(1)	100.00%

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

Item 14. Principal Accountant Fees and Services

The following table presents the aggregate fees billed for each of the last two fiscal years by the Company's independent registered public accounting firm, Turner, Stone, & Company, L.L.P., in connection with the audit of the Company's consolidated financial statements and other professional services rendered.

Year Ended:	Audit Services	Audit Related Fees	Tax Fees	Other Fees
March 31, 2023	$60,000	n/a	n/a	n/a
March 31, 2022	$46,200	n/a	n/a	n/a

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

Right on Brands, Inc.

August 16, 2023	By:	/s/ Jerry Grisaffi
Jerry Grisaffi
Chief Executive Officer

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

August 16, 2023	By:	/s/ Jerry Grisaffi
Jerry Grisaffi
Chief Financial Officer

