Form 10-Q
period 2023-09-30
Right On Brands, Inc.
filed 2023-11-14
CIK 1580262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

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

(214) 299-9528

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

As of November 14, 2023, there were 25,498,064 shares of common stock, par value $0.001 per share, outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2023, are not necessarily indicative of the results that can be expected for the full year.

3

RIGHT ON BRANDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	March 31,
	2023	2023

Assets
Current assets
Cash	$20,299	$33,322
Accounts receivable	24,431	1,798
Inventory	136,445	116,115
Other current assets	3,221	3,221
Total current assets	184,396	154,456

Non-current assets
Property and equipment, net of depreciation	7,085	9,885
Right of use asset	30,673	42,488
Total non-current assets	37,758	52,373

Total assets	$222,154	$206,829

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$87,753	$77,388
Accrued interest payable	42,388	28,236
Accrued expenses	107,110	104,148
Unearned revenue	12,500	12,500
Lease liability, current portion	23,106	23,388
Notes payable, net of discount	237,890	257,077
Convertible debt, net of discount	210,240	182,051
Derivative liability	134,312	-
Total current liabilities	855,299	684,788

Lease liability, non-current	7,567	19,100

Total liabilities	862,866	703,888

Commitments and contingencies (Note 10)

Stockholders' deficit
Series A Preferred stock; 10,000,000 shares authorized of $0.001 par value; 5,000,000 shares issued	5,000	5,000
Common stock; par value $0.001; 12,000,000,000 shares authorized, 25,498,064 shares issued	25,498	25,498
Additional paid-in capital	15,221,530	15,194,247
Common stock payable	15,000	15,000
Accumulated deficit	(15,932,177)	(15,761,241)
Total Right On Brands stockholders' deficit	(665,149)	(521,496)
Noncontrolling interest	24,437	24,437
Total stockholders' deficit	(640,712)	(497,059)

Total liabilities and stockholders' deficit	$222,154	$206,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIGHT ON BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the six months ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenues	$328,914	$241,111	$734,759	$549,465
Cost of goods sold	141,855	138,785	328,030	266,116
Gross profit	187,059	102,326	406,729	283,349

Operating expenses
General and administrative	197,912	144,009	396,097	270,588
Advertising and promotion	9,787	1,164	24,785	7,279
Legal and professional	23,450	35,880	42,482	77,341
Depreciation and amortization	1,400	1,400	2,800	2,800
Total operating expenses	232,549	182,453	466,164	358,008

Loss from operations	(45,490)	(80,127)	(59,435)	(74,659)

Other income and (expense)
Interest expense	(3,110)	(3,407)	(21,442)	(5,875)
Amortization of debt discount	(43,161)	(8,264)	(49,435)	(9,754)
Change in fair value of derivative liability	8	-	161	51,994
Financing costs	-	(4,250)	(40,785)	(4,250)
Gain on settlement of liabilities	-	-	-	140,297
Total other income (expense)	(46,263)	(15,921)	(111,501)	172,412

Net income (loss) including noncontrolling interest	$(91,753)	$(96,048)	$(170,936)	$97,753
Net income (loss) attributable to noncontrolling interest	-	-	-	-
Net income (loss) attributable to Right on Brands, Inc.	$(91,753)	$(96,048)	$(170,936)	$97,753

Income (loss) per share - basic	$(0.00)	$(0.00)	$(0.01)	$0.00
Income (loss) per share - diluted				$0.00

Weighted average shares outstanding - basic	25,498,064	23,445,178	25,498,064	23,571,743
Weighted average shares outstanding - diluted				23,710,076

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIGHT ON BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid in	Common Stock	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Interest	Total

Balances, March 31, 2022	5,000,000	$5,000	23,699,207	$23,699	$15,099,083	$51,820	$(15,769,967)	$24,437	$(565,928)

Issuance of common stock issuable	-	-	5,600	6	36,814	(36,820)	-	-	-

Recession of shares	-	-	(612,456)	(612)	612	-	-	-	-

Net income	-	-	-	-	-	-	97,753	-	97,753

Balances, September 30, 2022	5,000,000	$5,000	23,092,351	$23,093	$15,136,509	$15,000	$(15,672,214)	24,437	$(468,175)

Balances, March 31, 2023	5,000,000	$5,000	25,498,064	$25,498	$15,194,247	$15,000	$(15,761,241)	$24,437	$(497,059)

Settlement of derivative liability	-	-	-	-	27,283	-	-	-	27,283

Net loss	-	-	-	-	-	-	(170,936)	-	(170,936)

Balances, September 30, 2023	5,000,000	$5,000	25,498,064	$25,498	$15,221,530	$15,000	$(15,932,177)	$24,437	$(640,712)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIGHT ON BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended
	September 30,
	2023	2022
OPERATING ACTIVITIES
Net income (loss)	$(170,936)	$97,753
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,800	2,800
Amortization of debt discount	49,435	9,754
Financing costs	40,785	4,250
Change in fair value of derivative liability	(161)	(51,994)
Gain on settlement of liabilities	-	(140,297)
Changes in operating assets and liabilities:
Accounts receivable	(22,633)	-
Prepaid expenses	-	(6,000)
Inventory	(20,330)	(41,297)
Accounts payable	10,365	17,476
Accrued interest payable	20,957	5,875
Accrued expenses	2,962	(6,197)
NET CASH USED IN OPERATING ACTIVITIES	(86,756)	(107,877)

INVESTING ACTIVITIES
NET CASH USED IN INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Proceeds from notes payable	63,195	202,101
Proceeds from convertible notes payable	65,000	-
Repayment of notes payable	(54,462)	(109,968)
NET CASH PROVIDED BY FINANCING ACTIVITIES	73,733	92,133

NET DECREASE IN CASH	$(13,023)	$(15,744)
CASH, BEGINNING OF PERIOD	33,322	28,056
CASH, END OF PERIOD	$20,299	$12,312

CASH PAID FOR INCOME TAXES	$485	$-
CASH PAID FOR INTEREST	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Discount on note payable	$14,000	$-
Discount on note payable from derivative liability	$70,000	$-
Discount on convertible note payable from derivative liability	$50,971	$-
Settlement of derivative liability	$27,283	$-
Accrued interest settled with note payable	$6,805	$-
Common stock issued for common stock payable	$-	$36,820
Principal and interest settled	$-	$33,185
Original issuance discount on notes payable	$-	$16,991

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

On April 16, 2018, the Company entered into an operating agreement with Centre Manufacturing, Inc. (“Centre”) and agreed to form an LLC. The LLC is owned 51% by the Company and 49% owned by Centre, but all income and losses will be split evenly. The owner of Centre is the former CEO of the Company. On June 19, 2018, the Company formed a majority owned subsidiary, Endo & Centre Venture LLC. No significant activity has occurred to date. At September 30, 2023 and March 31, 2023, the Company owed Centre $14,154, respectively, which is included in accounts payable on the accompanying condensed consolidated balance sheets.

The Company continues to sell health and wellness products focused in the hemp marketplace through online and in-person retail sales.

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements (the “financial statements" or “consolidated financial statements”) have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the period ended September 30, 2023, the Company had an accumulated deficit of approximately $15,932,000, had a net loss of approximately $171,000, and net cash used in operating activities of approximately $87,000, with approximately $735,000 revenue earned, and a lack of profitable operational history. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash

For purposes of reporting cash flows, the Company has defined cash and cash equivalents as all cash in banks and highly liquid investments available for current use with an initial maturity of three months or less to be cash equivalents. The Company had no cash equivalents at September 30, 2023 or March 31, 2023.

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

Accounts Receivable

The Company performs periodic credit evaluations of its customers’ financial condition and extends credit to virtually all of its customers on an uncollateralized basis. Credit losses to date have been insignificant and within management’s expectations. The Company provides an allowance for doubtful accounts that is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Normal accounts receivable are due 30 to 45 days after the issuance of the invoice. Receivables past due more than 60 days are considered delinquent. Delinquent receivables are evaluated for collectability based on individual credit evaluation and specific circumstances of the customer. As of September 30, 2023, and March 31, 2023, the Company’s allowance for doubtful accounts was $0, respectively. The Company did not write off any accounts receivable against the allowance for doubtful accounts during the periods ended September 30, 2023 and 2022, respectively.

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

Recoverability of Long-Lived Assets

The Company's long-lived assets and other assets (consisting of property and equipment) are reviewed for impairment in accordance with the guidance of the FASB ASC 360, "Property, Plant, and Equipment," and FASB ASC 205 "Presentation of Financial Statements". The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management's estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through September 30, 2023, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company's products or services will continue, which could result in an impairment of long-lived assets in the future.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when management assesses that it is probable that a liability has been incurred and the amount can be reasonably estimated.

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

During the six months ended September 30, 2023, our revenues consisted of approximately $149,000 in wholesale revenues and $586,000 in retail revenues.

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

The Company did not have any Level 1 or Level 2 assets and liabilities at September 30, 2023 and 2022. The Derivative liabilities are Level 3 fair value measurements.

The following is a summary of activity of Level 3 liabilities during the period ended September 30, 2023:

Balance - March 31, 2023	$-
Additions	161,756
Settlements	(27,283)
Change in fair value	(161)
Balance - September 30, 2023	$134,312

The following is a summary of activity of Level 3 liabilities during the period ended September 30, 2022:

Balance at March 31, 2022	$159,106
Settlement	(107,112)
Change in fair value	(51,994)
Balance at September 30, 2022	$-

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

At September 30, 2023, the Company estimated the fair value of the conversion feature derivatives embedded in note payable agreements based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock of $0.014; risk-free interest rates ranging from 5.56% to 5.61%, and expected volatility of the Company’s common stock ranging from 476% to 563%, estimated exercise prices ranging from $0.007575 to $0.025, and terms under one year.

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

Recently Issued Accounting Standards

During the period ended September 30, 2023, and subsequently, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s condensed consolidated financial statements.

Subsequent Events

The Company has evaluated all transactions through the date the condensed  consolidated financial statements were issued for subsequent event disclosure consideration.

RIGHT ON BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 – INVENTORY

The Company’s inventory consisted of the following at the respective balance sheet dates:

	September 30, 2023	March 31, 2023

Finished goods	$136,445	$116,115
	$136,445	$116,115

NOTE 5 – PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS

The Company’s property and equipment consisted of the following at the respective balance sheet dates:

	September 30, 2023	March 31, 2023

Website development	$88,965	$88,965
Automobile	-	31,596
Studio and office equipment	11,910	11,910
Tenant improvements	11,135	11,135
Intangible assets	1,024	1,024
	113,034	144,630
Accumulated depreciation and amortization	(105,949)	(134,745)
	$7,085	$9,885

Depreciation expense of property and equipment for the periods ended September 30, 2023 and 2022 was $2,800, respectively.

NOTE 6 – DEBT

Notes Payable

On November 22, 2019, the Company issued a $50,000 promissory note to a third-party lender for a $25,000 cash borrowing. Accordingly, a $25,000 discount was recorded at issuance, all of which was amortized by March 31, 2020. The non-interest-bearing note is secured by inventory, matured February 20, 2020, and remains in default at September 30, 2023.

During December 2021, the Company was listed as defendant on a complaint from Noteholder 10 seeking repayment of amounts due under a February 2020 convertible note payable. The Company has recorded all unpaid principal and interest due to Noteholder 10 through March 31, 2022. On April 15, 2022, the Company and Noteholder 10 entered into a settlement agreement whereby the Company will repay Noteholder 10 a total of $115,000 consisting of $25,000 paid on April 18, 2022, $5,000 to be paid monthly from May 15, 2022 to October 15, 2022, $6,250 to be paid monthly from November 15, 2022 to April 15, 2023, and $7,500 to be paid monthly from May 15, 2023 to July 15, 2023. As a result of the settlement, the Company reclassified the note from convertible debt to notes payable. On September 30, 2023, the balance of the note totaled $60,000 and payments are past due.

RIGHT ON BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On July 21, 2022, the Company entered into a note payable agreement totaling $89,581, consisting of cash proceeds totaling $72,101, repayment of a prior loan balance totaling $6,999, and loan fees totaling $10,481. The note is to be repaid on an ongoing basis by deducting 19.75% of daily sales and applying against the loan balance. The note matures on January 21, 2024. On September 30, 2023, the balance of the note totaled $51,702.

On August 4, 2022, the Company entered into a note payable agreement for $80,000 received as advances during the three months ended September 30, 2022. The note is to be repaid in $3,000 monthly installments beginning on September 10, 2022, with the remaining balance due at maturity on December 31, 2022. On September 30, 2023, the balance of the note totaled $69,786 and was in default.

On August 11, 2022, the Company entered into a 12% note payable agreement totaling $60,760, consisting of cash proceeds totaling $50,000, financing costs of $4,250, and an original discount totaling $6,510. The note requires monthly payments of $6,805 beginning on September 30, 2022 until maturity on August 11, 2023. The note was repaid during June 2023.

On June 22, 2023, the Company entered into a 12% note payable agreement totaling $84,000, consisting of cash proceeds totaling $63,195, financing costs of $5,000, an original discount totaling $9,000, and accrued interest from the August 11, 2022 note totaling $6,805. The note requires monthly payments of $10,453 beginning on July 30, 2023 until maturity on March 30, 2023. Interest at 12% was accrued at issuance. On September 30, 2023, the balance of the note totaled $63,093.

During the period ended September 30, 2023, the Company incurred $21,442 in interest expenses related to notes payable.

Convertible Debt

At September 30, 2023, the Company's convertible debt related to the notes which can be converted at fixed conversion rates are summarized as follows:

Noteholder	Origination	Maturity	Interest rate	Fixed conversion rate	Principal balance	Debt discount	Net amount of liabilities presented
Noteholder 8	9/5/2023	12/5/2023	8.00%	$0.025/Share	$65,000	$36,811	$28,189
Noteholder 9	7/7/2016	9/30/2019	6.00%	$25.00/Share	25,000	-	25,000
Noteholder 13	2/16/2021	8/16/2021	6.00%	$3.75/Share	140,000	-	140,000
Noteholder 17	2/17/2023	8/20/2023	6.00%	$0.025/Share	17,051	-	17,051
					$247,051	$36,811	$210,240

At March 31, 2023, the Company's convertible debt related to the notes which can be converted at fixed conversion rates are summarized as follows:

Noteholder	Origination	Maturity	Interest rate	Fixed conversion rate	Principal balance	Debt discount	Net amount of liabilities presented
Noteholder 9	7/7/2016	9/30/2019	6.00%	$25.00/Share	$25,000	$-	$25,000
Noteholder 13	2/16/2021	8/16/2021	6.00%	$3.75/Share	140,000	-	140,000
Noteholder 17	2/17/2023	8/20/2023	6.00%	$0.025/Share	17,051	-	17,051
					$182,051	$-	$182,051

During the period ended September 30, 2023, the Company incurred interest expenses related to convertible debt totaling $5,833.

The convertible debt held by noteholders 9, 13 and 17 were in default at September 30, 2023.

Noteholder 8 and Noteholder 17 are related parties. Noteholder 8 is the daughter of the Company’s CEO and Noteholder 17 is an entity controlled by family members of the Company’s CEO.

RIGHT ON BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Future Maturities

The Company’s future maturities of notes payable and convertible debt are as follows:

Year ending
March 31,	Amount
2024	$541,632

Amortization of Debt Discount

During the period ended September 30, 2023, the Company recorded amortization of debt discounts totaling $49,435.

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

As of September 30, 2023 and March 31, 2023, the noncontrolling interest was $24,437 in the accompanying condensed consolidated financial statements. As of September 30, 2023 and March 31, 2023, our total investment into Spring Hill to date was $101,470. During the periods ended September 30, 2023 and 2022, there have been no significant operations or expenditures in the joint venture.

RIGHT ON BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8 – EARNINGS PER SHARE

FASB ASC Topic 260, “Earnings Per Share,” requires a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share (EPS) computations.

Basic earnings (loss) per share are computed by dividing the income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

The Company had no potential additional dilutive securities outstanding at September 30, 2023 or March 31, 2023, except as follows:

	September 30, 2023	March 31, 2023
Preferred stock	25,000,000	25,000,000
Convertible debt	1,847,933	720,373
Total	26,847,933	25,720,373

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

Common Stock

During December 2022, the Company’s shareholders approved a reverse split of the Company’s common stock in the amount of 250 for 1. The reverse split was to be effective during January 2023. However, the reverse split was not approved by FINRA until September 2023. The effect of the reverse split has been retroactively presented in these condensed consolidated financial statements.

RIGHT ON BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10 – COMMITMENTS AND CONTINGENCIES

On March 17, 2021, the Company entered into a storefront lease agreement in Rowlett, Texas. At the inception of the lease, the Company recorded a right of use asset and lease liability of $93,000, respectively. The Company records rent on straight-line basis over the terms of the underlying lease. Minimum lease payments under the lease are as follows:

Year Ending March 31,	Amount
2024	$13,358
2025	25,025
Total remaining lease payments	$38,383
Less: imputed interest	(7,710)
Present Value of remaining lease payments	$30,673

Current	$23,106
Noncurrent	$7,567

Remaining lease term (years)	1.42
Discount rate	5.00%

NOTE 11 – SUBSEQUENT EVENTS

On October 16, 2023, the Company entered into a 10% convertible note agreement with proceeds totaling $45,000. The convertible note matures on July 30, 2024 and is convertible into shares of common stock after 180 days at 61% of the lowest trading price of the Company’s common stock during the ten trading days prior to conversion.

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

Results of Operations

Three Months Ended September 30, 2023, Compared to the Three Months Ended September 30, 2022:

Revenues

Revenues for the three months ended September 30, 2023, were approximately $329,000, as compared to approximately $241,000 for the three months ended September 30, 2022, an increase of approximately $88,000, or 36%.

This increase in revenues can be attributed to an increase in wholesale revenues, which approximated $34,000 in the current year compared to none in the prior year, combined with improved in store sales. We expect our revenues to improve in future periods as we plan to partner with new locations for wholesaling and expand our offerings.

Gross Profit and Margins

Gross profit for the three months ended September 30, 2023, was approximately $187,000, as compared to approximately $102,000 for the three months ended September 30, 2022. The $85,000 increase, or 83%, in gross profit is the result of the Company’s increased focus on wholesaling and our retail store front focusing on selling more profitable products as compared to sales during the comparative prior period. Gross profit margin for the three months ended September 30, 2023, was approximately 57%, as compared to approximately 42% for the three months ended September 30, 2022. This change in gross profit margin resulted from management identifying and focusing sales efforts on the most popular and highest margin products during 2023. We believe that, subject to factors outside of our control, gross margins of approximately 50% are likely to be the norm.

Operating Expenses

Operating expenses for the three months ended September 30, 2023, were approximately $233,000, as compared to approximately $182,000 for the three months ended September 30, 2022. The increase was primarily due to an increase in staffing. We expect that operating expenses will increase over the next 12-36 months as our long-term growth strategy will require increases in personnel and facility expansion.

Profit/Loss from Operations and Total Net Loss

Loss from operations for the three months ended September 30, 2023, was approximately $45,000, as compared to a loss from operations of approximately $80,000 for the three months ended September 30, 2022, a decrease of approximately $35,000. The increase in revenues during the current period was only partially offset by an increase in staffing costs. Management believes the increase in staff will allow revenues to continue to increase.

Total net loss for the three months ended September 30, 2023, was approximately $92,000, as compared to a total net loss of approximately $96,000 for the three months ended September 30, 2022, a change of approximately $4,000. The change for the three months ended September 30, 2023, was as a result of (i) the change in operations discussed above, (ii) interest expenses of approximately $3,000 in the current period compared to approximately $3,000 in the prior period, (iii) amortization of debt discounts of $43,000 in the current period compared to $8,000 in the prior period, (iv) financing costs of $4,250 in the prior period and (vi) non-cash gains of approximately $8 related to the derivative liability compared to non-cash gains of approximately $-0- in the prior period. Derivative liabilities are associated with notes that are convertible and may have variable pricing on the equivalent shares of Common Stock. At the end of each period, these derivative liabilities are valued, and the net change is recorded as a gain or loss in other expense and income.

Six Months Ended September 30, 2023, Compared to the Six Months Ended September 30, 2022:

Revenues

Revenues for the six months ended September 30, 2023, were approximately $735,000, as compared to approximately $549,000 for the six months ended September 30, 2022, an increase of approximately $185,000, or 34%.

This increase in revenues can be attributed to an increase in wholesale revenues, which approximated $149,000 in the current year compared to none in the prior year, combined with improved in store sales. We expect our revenues to improve in future periods as we plan to partner with new locations for wholesaling and expand our offerings.

Gross Profit and Margins

Gross profit for the six months ended September 30, 2023, was approximately $407,000, as compared to approximately $283,000 for the six months ended September 30, 2022. The $124,000 increase, or 44%, in gross profit is the result of the Company’s increased focus on wholesaling and our retail store front focusing on selling more profitable products as compared to sales during the comparative prior period. Gross profit margin for the six months ended September 30, 2023, was approximately 55%, as compared to approximately 52% for the six months ended September 30, 2022. This change in gross profit margin resulted from management identifying and focusing sales efforts on the most popular and highest margin products during 2023. We believe that, subject to factors outside of our control, gross margins of approximately 50% are likely to be the norm.

Operating Expenses

Operating expenses for the six months ended September 30, 2023, were approximately $466,000, as compared to approximately $358,000 for the six months ended September 30, 2022. The increase was primarily due to an increase in staffing. We expect that operating expenses will increase over the next 12-36 months as our long-term growth strategy will require increases in personnel and facility expansion.

Profit/Loss from Operations and Total Net Loss

Loss from operations for the six months ended September 30, 2023, was approximately $59,000, as compared to a loss from operations of approximately $75,000 for the six months ended September 30, 2022, a decrease of approximately $16,000. The increase in revenues during the current period was only partially offset by an increase in staffing costs. Management believes the increase in staff will allow revenues to continue to increase.

Total net loss for the six months ended September 30, 2023, was approximately $171,000, as compared to a total net income of approximately $98,000 for the six months ended September 30, 2022, a change of approximately $269,000. The change for the six months ended September 30, 2023, was as a result of (i) the change in operations discussed above, (ii) a gain on settlement of liabilities in the prior period of approximately $140,000, (iii) interest expenses of approximately $21,000 in the current period compared to approximately $6,000 in the prior period, (iv) amortization of debt discounts of $49,000 in the current period compared to $10,000 in the prior period, (v) financing costs of $40,785 in the current period compared to $4,250 in the prior period and (vi) non-cash gains of approximately $160 related to the derivative liability compared to non-cash gains of approximately $52,000 in the prior period. Derivative liabilities are associated with notes that are convertible and have variable pricing on the equivalent shares of Common Stock. At the end of each period, these derivative liabilities are valued, and the net change is recorded as a gain or loss in other expense and income.

We do not expect to realize significant net income in the near term as anticipated operational expenses are expected to increase as our long-term growth strategy will require increases in personnel and facilities. Despite management’s focus on ensuring operating efficiencies, we expect to continue to operate at a loss through fiscal 2024.

Liquidity and Capital Resources

Going Concern

We have incurred significant operating losses since inception and have negative cash flow from operations. As of September 30, 2023, we had an accumulated deficit of approximately $15,932,000, a working capital deficit of approximately $671,000, and incurred net loss of approximately $171,000 for the six months ended September 30, 2023. Additionally, our operations utilized approximately $87,000 in cash during the six months ended September 30, 2023, while we received approximately $74,000 in net cash from financing activities. As a result, our continuation as a going concern is dependent on our ability to obtain additional financing until we can generate sufficient cash flows from operations to meet our obligations. We intend to continue to seek additional debt or equity financing to continue our operations, but there can be no assurance that such financing will be available on terms acceptable to us, if at all.

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

As of September 30, 2023 and March 31, 2023, we had cash of approximately $20,000 and $33,000, respectively. We estimate our operating expenses for the near- and mid-term may continue to exceed the revenues that we may generate, and we may need to raise capital through either debt or equity offerings to continue operations. We are in the early stages of our business. We are required to fund growth from financing activities, and we intend to rely on a combination of equity and debt financing. Due to market conditions and the early stage of our operations, there is a considerable risk that we will not be able to raise such financing at all, or on terms that are not overly dilutive to our existing stockholders. We can offer no assurance that we will be able to raise such funds. If we are unable to raise the funds we require for all of our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer, and we may be forced to reduce or discontinue operations.

There is no assurance that we will ever be profitable or that debt or equity financing will be available to us in the amounts, on terms, and at times deemed acceptable to us, if at all. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to continue our business, as planned, and as a result may be required to scale back or cease operations for our business, the result of which would be that our stockholders would lose some or all of their investment. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.

Cash Flows – Operating Activities

For the six months ended September 30, 2023, our cash used in operating activities amounted to an outflow of approximately $87,000, compared to cash used during the six months ended September 30, 2022, of approximately $108,000. The decrease in cash used in our operating activities is due to the Company increasing revenues, partially offset by increased personnel costs.

Cash Flows – Investing Activities

For the six months ended September 30, 2023 and 2022, there was no cash used in investing activities.

Cash Flows – Financing Activities

For the six months ended September 30, 2023, our cash provided by financing activities amounted to approximately $74,000, which includes approximately $63,000 in proceeds from notes payable, $65,000 in proceeds from convertible notes payable, and repayments of notes payable totaling approximately $54,000. Our cash provided by financing activities for the six months ended September 30, 2022, amounted to approximately $92,000, which includes approximately $202,000 in proceeds from notes payable and repayments of notes payable totaling approximately $110,000. The Company anticipates additional financing through the issuance of notes payable and common stock to fund the expansion in operations.

Off Balance Sheet Arrangements

As of September 30, 2023 and March 31, 2023, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2023. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Jerry Grisaffi. Based upon that evaluation, our Chief Executive Officer concluded that, as of September 30, 2023, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the period ended September 30, 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation (incorporated by reference to Registration Statement on Form S-1 filed July 1, 2013)
3.2	Certificate of Designation (incorporated by reference to Current Report on Form 8-K filed October 5, 2016)
3.3	Articles of Merger (changing name) (incorporated by reference to Current Report on Form 8-K filed August 31, 2017)
3.4	Bylaws (incorporated by reference to Registration Statement on Form S-1 filed July 1, 2013)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2023 formatted in Extensible Business Reporting Language (XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Right On Brands, Inc.

Date: November 14, 2023	By:	/s/ Jerry Grisaffi
	Name:	Jerry Grisaffi
	Title:	Chief Executive Officer

Date: November 14, 2023	By:	/s/ Jerry Grisaffi
	Name:	Jerry Grisaffi
	Title:	Chief Financial Officer

