Form 10-Q
period 2023-12-31
Right On Brands, Inc.
filed 2024-04-15
CIK 1580262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2023

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

As of April 12, 2024, there were 31,498,064 shares of common stock, par value $0.001 per share, outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2023, are not necessarily indicative of the results that can be expected for the full year.

3

RIGHT ON BRANDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31,	March 31,
	2023	2023

Assets
Current assets
Cash	$59,369	$33,322
Accounts receivable	12,554	1,798
Inventory	101,182	116,115
Other current assets	3,221	3,221
Total current assets	176,326	154,456

Non-current assets
Property and equipment, net of depreciation	5,685	9,885
Right of use asset	29,762	42,488
Total non-current assets	35,447	52,373

Total assets	$211,773	$206,829

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$73,600	$63,234
Accounts payable, related party	14,154	14,154
Accrued interest payable	47,829	28,236
Accrued expenses	107,404	104,148
Unearned revenue	12,500	12,500
Lease liability, current portion	26,349	23,388
Notes payable, net of discount	230,554	257,077
Convertible debt, net of discount	258,900	182,051
Derivative liability	242,165	-
Total current liabilities	1,013,455	684,788

Lease liability, non-current	4,540	19,100

Total liabilities	1,017,995	703,888

Commitments and contingencies

Stockholders' deficit
Series A Preferred stock; 10,000,000 shares authorized of $0.001 par value; 5,000,000 shares issued and outstanding	5,000	5,000
Common stock; par value $0.001; 100,000,000 and 12,000,000,000 shares authorized at December 31, 2023 and March 31, 2023, respectively, 25,498,064 shares issued and outstanding	25,498	25,498
Additional paid-in capital	15,301,443	15,218,684
Common stock payable	15,000	15,000
Accumulated deficit	(16,153,163)	(15,761,241)
Total stockholders' deficit	(806,222)	(497,059)

Total liabilities and stockholders' deficit	$211,773	$206,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIGHT ON BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2023	2022	2023	2022

Revenues	$342,197	$259,918	$1,076,956	$809,383
Cost of goods sold	158,947	150,231	486,977	416,347
Gross profit	183,250	109,687	589,979	393,036

Operating expenses
General and administrative	143,525	139,736	539,622	410,324
Advertising and promotion	11,900	4,499	36,685	11,778
Legal and professional	40,980	27,150	83,462	104,491
Depreciation and amortization	1,400	1,400	4,200	4,200
Total operating expenses	197,805	172,785	663,969	530,793

Gain (loss) from operations	(14,555)	(63,098)	(73,990)	(137,757)

Other income and (expense)
Interest expense	(5,441)	(2,845)	(26,883)	(8,720)
Amortization of debt discount	(77,661)	(3,375)	(127,096)	(13,129)
Change in fair value of derivative liability	34,298	-	34,459	51,994
Financing costs	(157,627)	-	(198,412)	(4,250)
Gain on settlement of liabilities	-	-	-	140,297
Total other income (expense)	(206,431)	(6,220)	(317,932)	166,192

Net income (loss)	$(220,986)	$(69,318)	$(391,922)	$28,435

Income (loss) per share - basic	$(0.01)	$(0.00)	$(0.02)	$0.00
Income (loss) per share - diluted				$0.00

Weighted average shares outstanding - basic	25,498,064	23,092,350	25,498,064	23,411,364
Weighted average shares outstanding - diluted				23,549,698

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIGHT ON BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid in	Common Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total

Balances, March 31, 2022	5,000,000	$5,000	23,699,207	$23,699	$15,123,520	$51,820	$(15,769,967)	$(565,928)

Issuance of common stock issuable	-	-	5,600	6	36,814	(36,820)	-	-

Recission of shares	-	-	(612,456)	(612)	612	-	-	-

Net income	-	-	-	-	-	-	28,435	28,435

Balances, December 31, 2022	5,000,000	$5,000	23,092,351	$23,093	$15,160,946	$15,000	$(15,741,532)	$(537,493)

Balances, March 31, 2023	5,000,000	$5,000	25,498,064	$25,498	$15,218,684	$15,000	$(15,761,241)	$(497,059)

Settlement of derivative liability	-	-	-	-	82,759	-	-	82,759

Net loss	-	-	-	-	-	-	(391,922)	(391,922)

Balances, December 31, 2023	5,000,000	$5,000	25,498,064	$25,498	$15,301,443	$15,000	$(16,153,163)	$(806,222)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIGHT ON BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended
	December 31,
	2023	2022
OPERATING ACTIVITIES
Net income (loss)	$(391,922)	$28,435
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,200	4,200
Amortization of debt discount	127,096	13,129
Financing costs	198,412	4,250
Change in fair value of derivative liability	(34,459)	(51,994)
Gain on settlement of liabilities	-	(140,297)
Changes in operating assets and liabilities:
Accounts receivable	(10,756)	-
Prepaid expenses	-	(6,000)
Inventory	14,933	19,579
Right of use assets and liabilities	1,127	-
Accounts payable	10,366	17,483
Accrued interest payable	26,398	8,720
Accrued expenses	3,256	29,658
NET CASH USED IN OPERATING ACTIVITIES	(51,349)	(72,837)

INVESTING ACTIVITIES
NET CASH USED IN INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Proceeds from notes payable	63,195	202,101
Proceeds from convertible notes payable	105,000	-
Repayment of notes payable	(90,799)	(142,360)
NET CASH PROVIDED BY FINANCING ACTIVITIES	77,396	59,741

NET INCREASE (DECREASE) IN CASH	$26,047	$(13,096)
CASH, BEGINNING OF PERIOD	33,322	28,056
CASH, END OF PERIOD	$59,369	$14,960

CASH PAID FOR INCOME TAXES	$-	$-
CASH PAID FOR INTEREST	$485	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Discount on note payable	$14,000	$-
Discount on note payable from derivative liability	$70,000	$-
Discount on convertible note payable from derivative liability	$90,971	$-
Settlement of derivative liability	$82,759	$-
Accrued interest settled with note payable	$6,805	$-
Discount on convertible note payable	$5,000	$-
Common stock issued for common stock payable	$-	$36,820
Principal and interest settled	$-	$33,185
Original issuance discount on notes payable	$-	$16,991
Recission of shares	$-	$153,114

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

The Company previously entered into an operating agreement with Centre Manufacturing, Inc. (“Centre”) and formed Endo & Centre Venture LLC. Endo & Centre Venture LLC is owned 51% by the Company and 49% owned by Centre, but all income and losses were to be split evenly. The owner of Centre is the former CEO of the Company. The Company discontinued operations of Endo & Centre Venture LLC prior to any significant activity occurring. At December 31, 2023 and March 31, 2023, the Company owed Centre $14,154, respectively.

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements (the “financial statements" or “consolidated financial statements”) have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the period ended December 31, 2023, the Company had an accumulated deficit of approximately $16,153,000, had a net loss of approximately $392,000, and net cash used in operating activities of approximately $51,000, with approximately $1,077,000 revenue earned, and a lack of profitable operational history. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash

For purposes of reporting cash flows, the Company has defined cash and cash equivalents as all cash in banks and highly liquid investments available for current use with an initial maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2023 or March 31, 2023.

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

Accounts Receivable

The Company performs periodic credit evaluations of its customers’ financial condition and extends credit to virtually all of its customers on an uncollateralized basis. Credit losses to date have been insignificant and within management’s expectations. The Company provides an allowance for doubtful accounts that is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Accounts receivable are typically due 30 to 45 days after the issuance of the invoice. Receivables past due more than 60 days are considered delinquent. Delinquent receivables are evaluated for collectability based on individual credit evaluation and specific circumstances of the customer. As of December 31, 2023, and March 31, 2023, the Company’s allowance for doubtful accounts was $0, respectively. The Company did not write off any accounts receivable against the allowance for doubtful accounts during the periods ended December 31, 2023 and March 31, 2023, respectively.

Inventory

Inventories are stated at the lower of cost (average cost) or net realizable value. Cost includes materials related to the purchase of finished goods to be sold to retail customers. We regularly review inventory quantities on hand, future purchase commitments with our suppliers, and the estimated utility of our inventory. If our review indicates a reduction in utility below carrying value, we reduce our inventory to a new cost basis through a charge to cost of revenue.

RIGHT ON BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Property and Equipment

Property and equipment are stated at historical cost net of accumulated depreciation. Useful lives range from three to five years. Repairs and maintenance are expensed as incurred.

Recoverability of Long-Lived Assets

The Company evaluates long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This includes but is not limited to significant adverse changes in business climate, market conditions or other events that indicate an asset's carrying amount may not be recoverable. Recoverability of these assets is measured by comparing the carrying amount of each asset to the future cash flows the asset is expected to generate. If the cash flows used in the test for recoverability are less than the carrying amount of these assets, the carrying amount of such assets is reduced to fair value.

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

Segments

The Company operates as a single segment.

RIGHT ON BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Revenue Recognition

Revenue is recognized in accordance with ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” and the related subsequent pronouncements (collectively “Topic 606”), which the Company early adopted at formation as of May 15, 2018. Under Topic 606, revenue recognition depicts the transfer of promised goods or services to a customer in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Revenue recognition is aligned with the delivery of goods and services and is recognized at a point in time or over time, the assessment of which requires judgment.

In accordance with Topic 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods or services. The Company applies the following five-step analysis to determine whether, how much, and when revenue is recognized: (1) identify the contract with the customer; (2) identify the performance obligation in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligation in the contract; and (5) recognize revenue when or as the Company satisfies a performance obligation.

Under Topic 606, revenue from the sale of the Company’s products has a single performance obligation and revenue is recognized at the point in time when control of the product transfers and the Company’s obligations have been fulfilled. This generally occurs upon delivery and acceptance by the customer. Amounts disclosed as revenue are net of allowances, discounts, and rebates. Freight and sales taxes collected from customers are excluded from revenue.

During the nine months ended December 31, 2023, our revenues consisted of approximately $282,000 in wholesale revenues and $795,000 in retail revenues. During the nine months ended December 31, 2022, all of our revenues were retail revenues.

Advertising Expenses

The Company accounts for its advertising and marketing expenses in accordance with ASC 720-35-50 and expenses all costs as they are incurred.

Leases

The Company uses the right-of-use (“ROU”) model to account for leases where the Company is the lessee, which requires an entity to recognize a lease liability and ROU asset on the lease commencement date. A lease liability is measured equal to the present value of the remaining lease payments over the lease term and is discounted using the incremental borrowing rate, as the rate implicit in the Company's leases is not readily determinable. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. Lease payments include payments made before the commencement date and any residual value guarantees, if applicable. When determining the lease term, the Company includes option periods that it is reasonably certain to exercise as failure to renew the lease would impose a significant economic detriment.

For operating leases, minimum lease payments or receipts, including minimum scheduled rent increases, are recognized as rent expense where the Company is a lessee on a straight-line basis over the applicable lease terms. The excess of the straight-line rent over the minimum rents paid is included in the ROU asset where the Company is a lessee. Short-term lease cost for operating leases includes rental expense for leases with a term of less than 12 months.

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

RIGHT ON BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company did not have any Level 1 or Level 2 assets and liabilities at December 31, 2023 and 2022. The Derivative liabilities are Level 3 fair value measurements.

The following is a summary of activity of Level 3 liabilities during the period ended December 31, 2023:

Balance - March 31, 2023	$-
Additions	359,383
Settlements	(82,759)
Change in fair value	(34,459)
Balance - December 31, 2023	$242,165

The following is a summary of activity of Level 3 liabilities during the period ended December 31, 2022:

Balance at March 31, 2022	$159,106
Settlement	(107,112)
Change in fair value	(51,994)
Balance at December 31, 2022	$-

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

On October 16, 2023, the Company issued a convertible note payable agreement that included a conversion feature meeting the definition of a derivative liability which therefore required bifurcation.

At December 31, 2023, the Company estimated the fair value of the conversion feature derivatives embedded in note payable agreements based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock of $0.0118; risk-free interest rates ranging from 5.26% to 5.40%, and expected volatility of the Company’s common stock ranging from 337% to 411%, estimated exercise prices ranging from $0.003 to $0.025, and terms under one year.

Financial Instruments

The Company’s financial instruments include cash and cash equivalents, receivables, payables, and debt and are accounted for under the provisions of ASC Topic 825, “Financial Instruments”. The carrying amount of these financial instruments, with the exception of discounted debt, as reflected in the accompanying consolidated balance sheets approximates fair value.

Basic and Diluted Loss Per Share

FASB ASC Topic 260, “Earnings Per Share”, requires a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share (“EPS”) computations.

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the year. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

Recently Issued Accounting Standards

During the period ended December 31, 2023, and subsequently, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Subsequent Events

The Company has evaluated all transactions through the date of this report for subsequent event disclosure consideration (Note 11).

RIGHT ON BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 – INVENTORY

The Company’s inventory consisted of the following at the respective balance sheet dates:

	December 31, 2023	March 31, 2023

Finished goods	$101,182	$116,115
	$101,182	$116,115

NOTE 5 – PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS

The Company’s property and equipment consisted of the following at the respective balance sheet dates:

	December 31, 2023	March 31, 2023

Website development	$88,965	$88,965
Automobile	31,596	31,596
Studio and office equipment	11,910	11,910
Tenant improvements	11,135	11,135
Intangible assets	1,024	1,024
	144,630	144,630
Accumulated depreciation and amortization	(138,945)	(134,745)
	$5,685	$9,885

Depreciation expense of property and equipment for the periods ended December 31, 2023 and 2022 was $4,200, respectively.

NOTE 6 – DEBT

Notes Payable

On November 22, 2019, the Company issued a $50,000 promissory note to a third-party lender for a $25,000 cash borrowing. Accordingly, a $25,000 discount was recorded at issuance, all of which was amortized by March 31, 2020. The non-interest-bearing note is secured by inventory, matured February 20, 2020, and remains in default at December 31, 2023.

During December 2021, the Company was listed as defendant on a complaint from a noteholder seeking repayment of amounts due under a February 2020 convertible note payable. The Company had recorded all unpaid principal and interest due to the noteholder through March 31, 2022. On April 15, 2022, the Company and the noteholder entered into a settlement agreement whereby the Company will repay the noteholder a total of $115,000 consisting of $25,000 paid on April 18, 2022, $5,000 to be paid monthly from May 15, 2022 to October 15, 2022, $6,250 to be paid monthly from November 15, 2022 to April 15, 2023, and $7,500 to be paid monthly from May 15, 2023 to July 15, 2023. As a result of the settlement, the Company reclassified the note from convertible debt to notes payable. On December 31, 2023, the balance of the note totaled $60,000 and payments are past due.

RIGHT ON BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On July 21, 2022, the Company entered into a note payable agreement totaling $89,581, consisting of cash proceeds totaling $72,101, repayment of a prior loan balance totaling $6,999, and loan fees totaling $10,481 in lieu of interest. The note is to be repaid on an ongoing basis by deducting 19.75% of daily sales and applying against the loan balance. The note matures on January 21, 2024. On December 31, 2023, the balance of the note totaled $46,725. Subsequent to December 31, 2023, the Company defaulted on the note at maturity.

On August 4, 2022, the Company entered into a 0% note payable agreement for $80,000. The note is to be repaid in $3,000 monthly installments beginning on September 10, 2022, with the remaining balance due at maturity on December 31, 2022. On December 31, 2023, the balance of the note totaled $69,786 and was in default.

On August 11, 2022, the Company entered into a 12% note payable agreement totaling $60,760, consisting of cash proceeds totaling $50,000, financing costs of $4,250, and an original discount totaling $6,510. The note requires monthly payments of $6,805 beginning on September 30, 2022 until maturity on August 11, 2023. The note was repaid during June 2023.

On June 22, 2023, the Company entered into a 12% note payable agreement totaling $84,000, consisting of cash proceeds totaling $63,195, financing costs of $5,000, an original discount totaling $9,000, and accrued interest from the August 11, 2022 note totaling $6,805. The note requires monthly payments of $10,453 beginning on July 30, 2023 until maturity on March 30, 2023. Interest at 12% was accrued at issuance. On December 31, 2023, the balance of the note totaled $31,733.

During the period ended December 31, 2023, the Company incurred $15,609 in interest expenses related to notes payable.

Convertible Debt

At December 31, 2023, the Company's convertible debt related to the notes which can be converted at various conversion rates are summarized as follows:

Noteholder	Origination	Maturity	Interest rate	Conversion rate	Principal balance	Debt discount	Net amount of liabilities presented
Noteholder 8	9/5/2023	12/5/2023	8.00%	$0.025/Share	$65,000	$-	$65,000
Noteholder 9	7/7/2016	9/30/2019	6.00%	$25.00/Share	25,000	-	25,000
Noteholder 13	2/16/2021	8/16/2021	6.00%	$3.75/Share	140,000	-	140,000
Noteholder 17	2/17/2023	8/20/2023	6.00%	$0.025/Share	17,051	-	17,051
Noteholder 16	10/16/2023	7/30/2024	10.00%	$0.0035/Share	45,000	33,151	11,849
					$292,051	$33,151	$258,900

At March 31, 2023, the Company's convertible debt related to the notes which can be converted at various conversion rates are summarized as follows:

Noteholder	Origination	Maturity	Interest rate	Fixed conversion rate	Principal balance	Debt discount	Net amount of liabilities presented
Noteholder 9	7/7/2016	9/30/2019	6.00%	$25.00/Share	$25,000	$-	$25,000
Noteholder 13	2/16/2021	8/16/2021	6.00%	$3.75/Share	140,000	-	140,000
Noteholder 17	2/17/2023	8/20/2023	6.00%	$0.025/Share	17,051	-	17,051
					$182,051	$-	$182,051

During the period ended December 31, 2023, the Company incurred interest expenses related to convertible debt totaling $11,274.

The convertible debt held by noteholders 8, 9, 13 and 17 were in default at December 31, 2023.

RIGHT ON BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Future Maturities

The Company’s future maturities of notes payable and convertible debt are as follows:

Year ending
March 31,	Amount
2024	$550,295

Amortization of Debt Discount

During the period ended December 31, 2023, the Company recorded amortization of debt discounts totaling $127,096.

NOTE 8 – EARNINGS PER SHARE

The Company had no potential additional dilutive securities outstanding at December 31, 2023 or March 31, 2023, except as follows:

	December 31, 2023	March 31, 2023
Preferred stock	100,000	100,000
Convertible debt	16,177,516	720,373
Total	16,277,516	820,373

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

Common Stock

During December 2022, the Company’s shareholders approved a reverse split of the Company’s common stock in the amount of 250 for 1. The reverse split was to be effective during January 2023. However, the reverse split was not approved by FINRA until September 2023. The effect of the reverse split has been retroactively presented in these consolidated financial statements.

During August 2022, the Company reduced its authorized common shares from 12,000,000,000 to 100,000,000.

RIGHT ON BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be involved in litigation in the ordinary course of business. The company is not currently involved in any litigation that the Company believes could have a material adverse effect on its financial condition or results of operations.

On March 17, 2021, the Company entered into a storefront lease agreement in Rowlett, Texas. The Company records rent on straight-line basis over the terms of the underlying lease. Minimum lease payments under the lease are as follows:

Year Ending March 31,	Amount
2024	$6,708
2025	25,025
Total remaining lease payments	$31,733
Less: imputed interest	(844)
Present Value of remaining lease payments	$30,889

Current	$26,349
Noncurrent	$4,540

Remaining lease term (years)	1.17
Discount rate	5.00%

NOTE 11 – SUBSEQUENT EVENTS

On January 1, 2024, the company Board of Directors approved and issued 5,000,000 shares of common stock in connection with employee compensation. Included in the issuance are 2,500,000 shares issued to the daughter of the Company’s CEO.

On January 20, 2024, the company Board of Directors approved and issued 1,000,000 shares of common stock for the purchase of inventory.

On February 29, 2024, the Company created a new subsidiary named California Best Product, Inc., organized to facilitate partnerships with California-based hemp brands. The Company contemplates maintaining majority control of the new entity with minority stakes being granted to future partners. The Company has entered into negotiations with various major California hemp brands with the aim of creating partnerships whereby such brands will be offered to consumers via the Company’s growing distribution network. While the Company has entered these negotiations and it believes such partnerships are likely, no such partnerships have been signed as of yet.  There can be no assurance that such relationships will be formed, or that any other agreement or transaction will occur.

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

Results of Operations

Three Months Ended December 31, 2023, Compared to the Three Months Ended December 31, 2022:

Revenues

Revenues for the three months ended December 31, 2023, were approximately $342,000, as compared to approximately $260,000 for the three months ended December 31, 2022, an increase of approximately $82,000, or 32%.

This increase in revenues can be attributed to an increase in wholesale revenues, which approximated $134,000 in the current year period compared to none in the prior year, combined with improved in store sales. We expect our revenues to improve in future periods as we plan to partner with new locations for wholesaling and expand our offerings.

Gross Profit and Margins

Gross profit for the three months ended December 31, 2023, was approximately $183,000, as compared to approximately $110,000 for the three months ended December 31, 2022. The $73,000 increase, or 67%, in gross profit is the result of the Company’s increased focus on wholesaling and our retail store front focusing on selling more profitable products as compared to sales during the comparative prior period. Gross profit margin for the three months ended December 31, 2023, was approximately 54%, as compared to approximately 42% for the three months ended December 31, 2022. This change in gross profit margin resulted from management identifying and focusing sales efforts on the most popular and highest margin products during 2023, as well as increasing wholesale revenues. We believe that, subject to factors outside of our control, gross margins of approximately 50% are likely to be the norm.

Operating Expenses

Operating expenses for the three months ended December 31, 2023, were approximately $198,000, as compared to approximately $173,000 for the three months ended December 31, 2022. The increase was primarily due to an increase in staffing. We expect that operating expenses will increase over the next 12-36 months as our long-term growth strategy will require increases in personnel and facility expansion.

Profit/Loss from Operations and Total Net Loss

Loss from operations for the three months ended December 31, 2023, was approximately $15,000, as compared to a loss from operations of approximately $63,000 for the three months ended December 31, 2022, a decrease of approximately $49,000. The increase in revenues during the current period was only partially offset by an increase in staffing costs. Management believes the increase in staff will allow revenues to continue to increase.

Total net loss for the three months ended December 31, 2023, was approximately $221,000, as compared to a total net loss of approximately $69,000 for the three months ended December 31, 2022, a change of approximately $152,000. The change for the three months ended December 31, 2023, was as a result of (i) the change in operations discussed above, (ii) interest expenses of approximately $5,000 in the current period compared to approximately $3,000 in the prior period, (iii) amortization of debt discounts of approximately $78,000 in the current period compared to approximately $3,000 in the prior period, (iv) financing costs of approximately $158,000 in the current period compared to approximately $-0- in the prior period and (vi) non-cash gains of approximately $34,000 related to the derivative liability compared to non-cash gains of  $-0- in the prior period. Derivative liabilities are associated with notes that are convertible and may have variable pricing on the equivalent shares of Common Stock. At the end of each period, these derivative liabilities are valued, and the net change is recorded as a gain or loss in other expense and income.

Nine Months Ended December 31, 2023, Compared to the Nine Months Ended December 31, 2022:

Revenues

Revenues for the nine months ended December 31, 2023, were approximately $1,077,000, as compared to approximately $809,000 for the nine months ended December 31, 2022, an increase of approximately $268,000, or 33%.

This increase in revenues can be attributed to an increase in wholesale revenues, which approximated $282,000 in the current year compared to none in the prior year, combined with improved in store sales. We expect our revenues to improve in future periods as we plan to partner with new locations for wholesaling and expand our offerings.

Gross Profit and Margins

Gross profit for the nine months ended December 31, 2023, was approximately $590,000, as compared to approximately $393,000 for the nine months ended December 31, 2022. The $197,000 increase, or 50%, in gross profit is the result of the Company’s increased focus on wholesaling and our retail store front focusing on selling more profitable products as compared to sales during the comparative prior period. Gross profit margin for the nine months ended December 31, 2023, was approximately 55%, as compared to approximately 49% for the nine months ended December 31, 2022. This change in gross profit margin resulted from management identifying and focusing sales efforts on the most popular and highest margin products during 2023. We believe that, subject to factors outside of our control, gross margins of approximately 50% are likely to be the norm.

Operating Expenses

Operating expenses for the nine months ended December 31, 2023, were approximately $664,000, as compared to approximately $531,000 for the nine months ended December 31, 2022. The increase was primarily due to an increase in staffing. We expect that operating expenses will increase over the next 12-36 months as our long-term growth strategy will require increases in personnel and facility expansion.

Profit/Loss from Operations and Total Net Loss

Loss from operations for the nine months ended December 31, 2023, was approximately $74,000, as compared to a loss from operations of approximately $138,000 for the nine months ended December 31, 2022, a decrease of approximately $64,000. The increase in revenues during the current period was only partially offset by an increase in staffing costs. Management believes the increase in staff will allow revenues to continue to increase.

Total net loss for the nine months ended December 31, 2023, was approximately $392,000, as compared to a total net income of approximately $28,000 for the nine months ended December 31, 2022, a change of approximately $420,000. The change for the nine months ended December 31, 2023, was as a result of (i) the change in operations discussed above, (ii) a gain on settlement of liabilities in the prior period of approximately $140,000, (iii) interest expenses of approximately $27,000 in the current period compared to approximately $9,000 in the prior period, (iv) amortization of debt discounts of approximately $127,000 in the current period compared to approximately $13,000 in the prior period, (v) financing costs of approximately $198,000 in the current period compared to approximately $4,000 in the prior period and (vi) non-cash gains of approximately $34,000 related to the derivative liability compared to non-cash gains of approximately $52,000 in the prior period. Derivative liabilities are associated with that are convertible and have variable pricing on the equivalent shares of Common Stock. At the end of each period, these derivative liabilities are valued, and the net change is recorded as a gain or loss in other expense and income.

We do not expect to realize significant net income in the near term as anticipated operational expenses are expected to increase as our long-term growth strategy will require increases in personnel and facilities. Despite management’s focus on ensuring operating efficiencies, we expect to continue to operate at a loss through fiscal 2024.

Liquidity and Capital Resources

Going Concern

We have incurred significant operating losses since inception and have negative cash flow from operations. As of December 31, 2023, we had a stockholders’ deficit of approximately $16,153,000, a working capital deficit of approximately $837,000, and incurred net loss of approximately $392,000 for the nine months ended December 31, 2023. Additionally, our operations utilized approximately $51,000 in cash during the nine months ended December 31, 2023, while we received approximately $77,000 in net cash from financing activities. As a result, our continuation as a going concern is dependent on our ability to obtain additional financing until we can generate sufficient cash flows from operations to meet our obligations. We intend to continue to seek additional debt or equity financing to continue our operations, but there can be no assurance that such financing will be available on terms acceptable to us, if at all.

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

As of December 31, 2023 and March 31, 2023, we had cash of approximately $59,000 and $33,000, respectively. We estimate our operating expenses for the near- and mid-term may continue to exceed the revenues that we may generate, and we may need to raise capital through either debt or equity offerings to continue operations. We are in the early stages of our business. We are required to fund growth from financing activities, and we intend to rely on a combination of equity and debt financing. Due to market conditions and the early stage of our operations, there is a considerable risk that we will not be able to raise such financing at all, or on terms that are not overly dilutive to our existing stockholders. We can offer no assurance that we will be able to raise such funds. If we are unable to raise the funds we require for all of our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer, and we may be forced to reduce or discontinue operations.

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

Cash Flows – Operating Activities

For the nine months ended December 31, 2023, our cash used in operating activities amounted to an outflow of approximately $51,000, compared to cash used during the nine months ended December 31, 2022, of approximately $73,000. The decrease in cash used in our operating activities is due to the Company increasing revenues, partially offset by increased personnel costs.

Cash Flows – Investing Activities

For the nine months ended December 31, 2023 and 2022, there was no cash used in investing activities.

Cash Flows – Financing Activities

For the nine months ended December 31, 2023, our cash provided by financing activities amounted to approximately $77,000, which includes approximately $63,000 in proceeds from notes payable, $105,000 in proceeds from convertible notes payable, and repayments of notes payable totaling approximately $91,000. Our cash provided by financing activities for the nine months ended December 31, 2022, amounted to approximately $60,000, which includes approximately $202,000 in proceeds from notes payable and repayments of notes payable totaling approximately $142,000. The Company anticipates additional financing through the issuance of notes payable and common stock to fund the expansion in operations.

Off Balance Sheet Arrangements

As of December 31, 2023 and March 31, 2023, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2023. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Jerry Grisaffi. Based upon that evaluation, our Chief Executive Officer concluded that, as of December 31, 2023, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the period ended December 31, 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation (incorporated by reference to Registration Statement on Form S-1 filed July 1, 2013)
3.2	Certificate of Designation (incorporated by reference to Current Report on Form 8-K filed October 5, 2016)
3.3	Articles of Merger (changing name) (incorporated by reference to Current Report on Form 8-K filed August 31, 2017)
3.4	Bylaws (incorporated by reference to Registration Statement on Form S-1 filed July 1, 2013)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2023 formatted in Extensible Business Reporting Language (XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Right On Brands, Inc.

Date: April 15, 2024	By:	/s/ Jerry Grisaffi
	Name:	Jerry Grisaffi
	Title:	Chief Executive Officer

Date: April 15, 2024	By:	/s/ Jerry Grisaffi
	Name:	Jerry Grisaffi
	Title:	Chief Financial Officer

